Form 10-Q
period 2017-09-30
Belmond Ltd.
filed 2017-11-07
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2017

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

 As of November 3, 2017, 102,339,398 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2017	December 31, 2016
	$’000	$’000
Assets
Cash and cash equivalents	205,367	153,425
Restricted cash	6,368	1,830
Accounts receivable, net of allowances of $491 and $420	43,037	25,775
Due from unconsolidated companies	14,064	12,165
Prepaid expenses and other	13,352	12,262
Inventories	23,890	23,931
Assets held for sale	3,829	—
Total current assets	309,907	229,388

Property, plant and equipment, net of accumulated depreciation of $420,285 and $368,939	1,167,515	1,074,676
Investments in unconsolidated companies	83,074	79,327
Goodwill	125,088	113,343
Other intangible assets	20,306	13,877
Other assets	12,555	13,457
Total assets (1)	1,718,445	1,524,068

Liabilities and Equity
Accounts payable	16,274	16,366
Accrued liabilities	98,774	69,046
Deferred revenue	38,582	31,350
Liabilities held for sale	938	—
Current portion of long-term debt and obligations under capital leases	6,767	5,284
Total current liabilities	161,335	122,046

Long-term debt and obligations under capital leases	698,275	585,768
Liability for pension benefit	440	1,447
Other liabilities	1,040	5,366
Deferred income taxes	133,246	122,291
Liability for uncertain tax positions	428	318
Total liabilities (1)	994,764	837,236

Commitments and contingencies (Note 18)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,335,078 (2016 — 101,793,829)	1,021	1,018
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2016 — 18,044,478)	181	181

Additional paid-in capital	984,483	979,458
Retained earnings	43,046	58,313
Accumulated other comprehensive loss	(305,223)	(352,339)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2016 — 18,044,478)	(181)	(181)
Total shareholders’ equity	723,327	686,450
Non-controlling interests	354	382
Total equity	723,681	686,832

Total liabilities and equity	1,718,445	1,524,068

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at September 30, 2017 and December 31, 2016 is Charleston Center LLC. The assets and liabilities relating to this VIE at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	$’000	$’000

Assets
Cash and cash equivalents	1,508	2,233
Accounts receivable, net of allowances of $Nil and $Nil	3,696	3,066
Prepaid expenses and other	1,306	365
Inventories	1,289	1,296
Total current assets	7,799	6,960

Property, plant and equipment, net of accumulated depreciation of $41,052 and $35,902	198,643	201,861
Other assets	1,303	1,455
Total assets	207,745	210,276

Liabilities
Accounts payable	2,773	4,558
Accrued liabilities	4,195	3,099
Deferred revenue	3,017	1,714
Current portion of long-term debt and obligations under capital leases	252	242
Total current liabilities	10,237	9,613

Long-term debt and obligations under capital leases	112,046	111,968
Other liabilities	—	40
Total liabilities	122,283	121,621

See further description in note 5, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Revenue (1)	182,973	183,737	443,705	435,629

Expenses:
Cost of services	72,010	71,987	184,775	186,459
Selling, general and administrative	59,356	53,285	184,205	150,214
Depreciation and amortization	17,052	13,155	45,862	39,553
Impairment of property, plant and equipment	—	1,007	8,216	1,007

Total operating costs and expenses	148,418	139,434	423,058	377,233

Gain on disposal of property, plant and equipment	150	488	450	788

Earnings from operations	34,705	44,791	21,097	59,184

Gain on extinguishment of debt	—	—	—	1,200
Interest income	240	289	582	582
Interest expense	(8,993)	(7,840)	(24,536)	(23,026)
Foreign currency, net	(1,486)	1,432	(2,727)	9,161

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	24,466	38,672	(5,584)	47,101

Provision for income taxes	(20,732)	(20,401)	(17,608)	(25,140)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	3,734	18,271	(23,192)	21,961

Earnings from unconsolidated companies, net of tax provision of $2,026, $1,712, $4,079 and $3,943	3,939	4,618	7,789	7,712

Earnings/(losses) from continuing operations	7,673	22,889	(15,403)	29,673

Net (losses)/earnings from discontinued operations, net of tax provision of $Nil, $Nil, $Nil and $Nil	(3)	(4)	125	51

Net earnings/(losses)	7,670	22,885	(15,278)	29,724

Net losses/(earnings) attributable to non-controlling interests	96	(17)	11	(57)

Net earnings/(losses) attributable to Belmond Ltd.	7,766	22,868	(15,267)	29,667

(1) Includes revenue from related parties of $4,758,000, $4,563,000, $11,601,000 and $10,869,000 respectively

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.07	0.22	(0.15)	0.29
Net earnings/(losses) from discontinued operations	—	—	—	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.08	0.23	(0.15)	0.29

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.07	0.22	(0.15)	0.29
Net earnings/(losses) from discontinued operations	—	—	—	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.08	0.22	(0.15)	0.29

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Net earnings/(losses)	7,670	22,885	(15,278)	29,724

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $(335), $Nil and $(335)	17,950	1,769	46,927	7,668
Change in fair value of derivatives, net of tax provision/(benefit) of $175, $235, $371 and $(313)	(1,065)	748	(306)	(967)
Change in pension liability, net of tax provision of $32, $29, $97 and $87	162	121	478	386
Total other comprehensive income, net of tax	17,047	2,638	47,099	7,087

Total comprehensive income	24,717	25,523	31,821	36,811

Comprehensive losses/(income) attributable to non-controlling interests	122	(36)	28	(178)

Comprehensive income attributable to Belmond Ltd.	24,839	25,487	31,849	36,633

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016
	$'000	$'000

Cash flows from operating activities:
Net (losses)/earnings	(15,278)	29,724
Less: Net earnings from discontinued operations, net of tax	125	51

Net (losses)/earnings from continuing operations	(15,403)	29,673
Adjustments to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation and amortization	45,862	39,553
Impairment of property, plant and equipment	8,216	1,007
Gain on disposal of property, plant and equipment	(450)	(788)
Gain on extinguishment of debt	—	(1,200)
Earnings from unconsolidated companies, net of tax	(7,789)	(7,712)
Amortization of debt issuance costs and discount on secured term loan	2,826	2,208
Share-based compensation	5,025	5,258
Change in provisions for uncertain tax positions	67	204
Benefit from deferred income tax	6,504	12,074
Other non-cash movements	1,472	1,773
Effect of exchange rates on net losses	541	(11,070)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(7,082)	(4,004)
Due from unconsolidated companies	(724)	(816)
Prepaid expenses and other	(1,113)	701
Inventories	1,714	(375)
Escrow and prepaid customer deposits	(4,168)	(3,294)
Accounts payable	(1,144)	948
Accrued liabilities	29,351	11,555
Deferred revenue	4,182	4,057
Other liabilities	(5,622)	(14,383)
Other, net	866	(530)
Other cash movements:
Dividends from equity method investees	3,180	3,018
Payment of swap termination costs	(2,145)	—

Net cash provided by operating activities from continuing operations	64,166	67,857
Net cash provided by operating activities from discontinued operations	(10)	51

Net cash provided by operating activities	64,156	67,908

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Nine months ended
	September 30, 2017	September 30, 2016
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(43,012)	(40,556)
Acquisitions, net of cash acquired	(68,632)	—
Release of restricted cash	7	43
Proceeds from sale of property, plant and equipment	—	2,746

Net cash used in investing activities from continuing operations	(111,637)	(37,767)
Net cash provided by investing activities from discontinued operations	—	—

Net cash used in investing activities	(111,637)	(37,767)

Cash flows from financing activities:
Repurchase of shares	—	(1,992)
Exercised share options and vested share awards	3	17
Dividend to non-controlling interest	—	(7)
Proceeds from borrowings	649,478	26,000
Debt issuance costs	(9,703)	(414)
Principal payments under long-term debt	(548,798)	(12,552)

Net cash provided by financing activities from continuing operations	90,980	11,052
Net cash provided by financing activities from discontinued operations	—	—

Net cash provided by financing activities	90,980	11,052

Effect of exchange rate changes on cash and cash equivalents	8,443	1,100

Net increase in cash and cash equivalents	51,942	42,293

Cash and cash equivalents at beginning of period (includes $Nil and $Nil of cash presented within assets held for sale)	153,425	135,599

Cash and cash equivalents at end of period (includes $2,000 and $Nil of cash presented within assets held for sale)	205,367	177,892

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2016	—	1,015	181	975,419	16,172	(334,542)	(181)	361	658,425
Share-based compensation	—	—	—	5,258	—	—	—	—	5,258
Exercised share options and vested share awards	—	5	—	12	—	—	—	—	17
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(179)	(179)
Comprehensive income/(losses):
Net earnings attributable to common shares	—	—	—	—	29,667	—	—	57	29,724
Other comprehensive income	—	—	—	—	—	6,966	—	121	7,087

Balance, September 30, 2016	—	1,018	181	978,444	46,094	(327,576)	(181)	360	698,340

Balance, January 1, 2017	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	5,025	—	—	—	—	5,025
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net (losses)/earnings attributable to common shares	—	—	—	—	(15,267)	—	—	(11)	(15,278)
Other comprehensive income	—	—	—	—	—	47,116	—	(17)	47,099

Balance, September 30, 2017	—	1,021	181	984,483	43,046	(305,223)	(181)	354	723,681

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At September 30, 2017, Belmond owned, partially-owned or managed 36 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, eight tourist trains in Europe, Southeast Asia and Peru, two river cruise businesses in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel, scheduled for a 2018 opening, Belmond Cadogan Hotel, in London, England. Subsequent to the balance sheet date, the Company sold the shares in Northern Belle Limited, the wholly owned subsidiary that owns the rolling stock, on November 2, 2017 and provided notice of termination to the owner of Belmond Orcaella in respect of its charter agreement in October 2017. See Note 24.

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

We have substantially completed our assessment and do not expect the standard to materially affect the amount or timing of revenue recognition for rooms, food and beverage and other hotel level sales, which form the majority of the Company’s revenue. We are continuing to evaluate other possible impacts to our condensed consolidated financial statements, including the impact on our unconsolidated companies, management and incentive fees and real estate sales.

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

In January 2017, the FASB issued new guidance to clarify the definition of a business. The guidance is effective in annual periods beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The new guidance will be applied on a prospective basis. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

In May 2017, the FASB issued new guidance on service concession arrangements. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

In August 2017, the FASB issued new guidance to make improvements to hedge accounting requirements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

2.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Numerator ($'000)
Net earnings/(losses) from continuing operations	7,673	22,889	(15,403)	29,673
Net earnings/(losses) from discontinued operations	(3)	(4)	125	51
Net losses/(earnings) attributable to non-controlling interests	96	(17)	11	(57)

Net earnings/(losses) attributable to Belmond Ltd.	7,766	22,868	(15,267)	29,667

Denominator (shares '000)
Basic weighted average shares outstanding	102,327	101,752	102,114	101,534
Effect of dilution	1,656	1,541	—	1,409

Diluted weighted average shares outstanding	103,983	103,293	102,114	102,943

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.075	0.225	(0.151)	0.292
Net earnings/(losses) from discontinued operations	—	—	0.001	0.001
Net losses/(earnings) attributable to non-controlling interests	0.001	—	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.076	0.225	(0.150)	0.292

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.074	0.222	(0.151)	0.288
Net earnings/(losses) from discontinued operations	—	—	0.001	—
Net losses/(earnings) attributable to non-controlling interests	0.001	—	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	0.075	0.222	(0.150)	0.287

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Share options	556,015	1,366,722	2,385,870	1,673,772
Share-based awards	—	—	1,333,089	—

Total	556,015	1,366,722	3,718,959	1,673,772

The number of share options and share-based awards unexercised at September 30, 2017 was 3,718,959 (September 30, 2016 - 4,028,279).

3.    Significant acquisitions

2017 Acquisitions

Cap Juluca

On May 26, 2017, Belmond acquired Cap Juluca, a 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84,791,000, including an aggregate cash purchase price of $68,652,000, acquisition-related costs of $14,032,000 and excluding a working capital credit of $2,107,000. On the same date, the Company assumed management of the resort, which had been independently managed, and began marketing the property under the name Belmond Cap Juluca. As one of the most recognized resorts in the Caribbean, Cap Juluca is a natural fit for the Belmond portfolio and enhances Belmond’s positioning in the global luxury resort market.

The following table summarizes the consideration paid for the hotel and the preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting whereby the total purchase price has been allocated to the acquired assets and liabilities as at May 26, 2017. The estimated fair values are preliminary and are subject to adjustment as the fair value analysis is finalized, which will be completed as soon as practicable, but no later than one year from the acquisition date.

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

The purchase price of $68,652,000 was funded from existing cash reserves and $45,000,000 of borrowings under the Company’s prior revolving credit facility, which was repaid following the amendment and restatement to the credit agreement on July 3, 2017. See Note 10.

Acquisition-related costs which are included within selling, general and administrative expenses in the statements of condensed consolidated operations for the nine months ended September 30, 2017 were $14,032,000, related to professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

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

At the same time, the Company entered into a 125-year ground lease for the property with the Government of Anguilla. The lease has been accounted for as an operating lease in accordance with ASC 840, Leases, with the annual rental expense recognized in selling, general and administrative expenses in the statements of condensed consolidated operations, and future rental payments committed as at September 30, 2017 disclosed in Note 18.

The results of operations of the hotel has been included in the consolidated financial results since the date of acquisition. The following table presents information for Belmond Cap Juluca included in the Company’s statements of condensed consolidated operations from the acquisition date to the period ending September 30, 2017:

2017
$'000

Revenue	2,395
Losses from continuing operations	(14,996)

Belmond is unable to provide pro forma results of operations for the nine months ended September 30, 2017 and 2016 as if the acquisition had occurred on January 1, 2016 due to the lack of reliable historical financial information.

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

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three months ended September 30, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(3)	(3)

Losses before tax	—	(3)	(3)

Net losses from discontinued operations	—	(3)	(3)

	Three months ended September 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(4)	(4)

Losses before tax	—	(4)	(4)

Net losses from discontinued operations	—	(4)	(4)

	Nine months ended September 30, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	100	25	125

Earnings before tax	100	25	125

Net earnings from discontinued operations	100	25	125

	Nine months ended September 30, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings/(losses) before tax, gain on sale and impairment	73	(22)	51

Earnings/(losses) before tax	73	(22)	51

Net earnings/(losses) from discontinued operations	73	(22)	51

The results of discontinued operations for the nine months ended September 30, 2017 included earnings of $100,000 due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 18.

(b)    Assets and liabilities held for sale

At September 30, 2017, the assets and liabilities of Belmond Northern Belle, part of Belmond’s Owned trains and cruises segment, were classified as held for sale as Belmond signed a Share Purchase Agreement (“SPA”) to sell the shares in Northern Belle Limited, the wholly owned subsidiary that owns the rolling stock, for a sales price of £2,500,000 (equivalent to $3,350,000 as at September 30, 2017). This sale closed on November 2, 2017. See Note 24.

Assets and liabilities of properties classified as held for sale consist of the following:

September 30, 2017
Northern Belle
$’000

Current assets	259
Property, plant and equipment	3,570

Total assets held for sale	3,829

Current liabilities	(553)
Other liabilities	(385)

Total liabilities held for sale	(938)

There were no assets or liabilities classified as held for sale at December 31, 2016.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $207,745,000 at September 30, 2017 (December 31, 2016 - $210,276,000) and exclude goodwill of $40,395,000 (December 31, 2016 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $122,283,000 at September 30, 2017 (December 31, 2016 - $121,621,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
	$’000	$’000	$’000	$’000

Investment	2,586	2,818	2,586	2,818
Due from unconsolidated company	6,681	4,771	6,681	4,771

Total	9,267	7,589	9,267	7,589

6.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at September 30, 2017, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

In June 2007, a joint venture in which Belmond holds a 50% equity interest acquired real estate in Buzios, a beach resort area in Brazil, for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the joint venture company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the expropriation of the land in exchange for a payment of fair compensation to the joint venture. In April 2011, the State of Rio de Janeiro took over the expropriation process as part of a broader State plan to develop a coastal environmental park. Under applicable law, the State had five years to carry out the expropriation in exchange for fair value, which it failed to do by the April 18, 2016 deadline. As a result, the land returned unencumbered to the joint venture, although it is subject to expropriation again. The Company and its joint venture partner are assessing their options, including negotiation with or litigation against the State to seek a permanent resolution of the status of the land, but in any case, the Company expects to recover its investment in the project.

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	September 30, 2017	December 31, 2016
	$’000	$’000

Current assets	94,722	96,247

Property, plant and equipment, net of accumulated depreciation	307,383	295,662
Other non-current assets	29,153	29,442
Non-current assets	336,536	325,104

Total assets	431,258	421,351

Current liabilities, including $23,949 and $21,021 current portion of third-party debt	98,759	89,785

Long-term debt	147,424	153,876
Other non-current liabilities	28,106	27,545
Non-current liabilities	175,530	181,421

Total shareholders’ equity	156,969	150,145

Total liabilities and shareholders’ equity	431,258	421,351

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Revenue	59,085	54,345	153,685	140,697

Gross profit[1]	41,163	39,670	106,134	98,435

Net earnings[2]	7,567	8,980	15,115	15,071
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at September 30, 2017, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $16,334,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9,899,000, through May 2018.

7.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2017	December 31, 2016
	$’000	$’000

Land and buildings	1,128,068	1,010,362
Machinery and equipment	182,532	179,537
Fixtures, fittings and office equipment	263,904	235,098
River cruise ship and canal boats	13,296	18,618

	1,587,800	1,443,615
Less: Accumulated depreciation	(420,285)	(368,939)

Total property, plant and equipment, net of accumulated depreciation	1,167,515	1,074,676

The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2017 was $16,916,000 (September 30, 2016 - $13,038,000) and $45,458,000 (September 30, 2016 - $39,165,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $198,643,000 at September 30, 2017 (December 31, 2016 - $201,861,000).

In September 2017 the islands of Anguilla and St Martin were hit by Hurricanes Irma and Jose when both Belmond La Samanna on St Martin and Belmond Cap Juluca on Anguilla were closed for the season. While there is still great uncertainty associated with St Martin and the speed of its recovery, based on our preliminary assessment, we anticipate that Belmond La Samanna will re-open in the fourth quarter of 2018. Belmond Cap Juluca is undergoing planned renovations and we also currently expect to re-open the resort in the fourth quarter of 2018.

Both properties are included in Belmond’s global insurance program which provides a combined property damage and twelve month business interruption cover of $30,000,000, subject to a deductible. In addition, Belmond La Samanna has a separate property damage insurance policy of €4,900,000 (equivalent to $5,800,000 as at September 30, 2017) covering the eight villas at the resort.

We have made preliminary assessments regarding the nature and extent of the damage sustained and we are preparing the insurance claim. While these assessments are fluid and will continue to be updated and reassessed, they are subject to a number of uncertainties related to such matters as the speed of the recovery of St Martin and Anguilla and the impact of the hurricane on fuel, transportation and labor prices over the coming year. Based on our preliminary estimate at this time, we anticipate that the property damage elements of the claim alone could absorb the available cover, which therefore would not be sufficient to cover business interruption claims of approximately $8,000,000 to $10,000,000 over the next 12 months.

Based on initial estimates of the level of property damage, the Company recorded a write-off to property, plant and equipment of $5,645,000 and $2,937,000 at Belmond La Samanna and Belmond Cap Juluca, respectively. Belmond expects that the recovery of property damage and site clean-up costs is probable; therefore it has recorded an insurance receivable for the same amount as the property damage that has been recognized in the three and nine months ended September 30, 2017, reduced by the deductible of $1,278,000. No gain contingencies have been recorded to date as those amounts have not yet been realized.

Additionally, Belmond considered whether the significant adverse change in use and physical condition following the hurricanes indicated that the carrying amount of both businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and a recoverability test was required. Under the fixed assets recoverability test, the sum of the undiscounted cash flows expected to result from the operations of Belmond Cap Juluca and Belmond La Samanna were in excess of their carrying value. As at September 30, 2017, Belmond La Samanna and Belmond Cap Juluca had a property, plant and equipment balance of $29,625,000 and $56,448,000, respectively.

Factors that could reasonably be expected to impact Belmond’s estimates of property damage and the sum of undiscounted cash flows of the asset groups include the outcome of negotiations of the Company’s insurance claims with the Company’s insurers, the speed of recovery of island infrastructure, particularly the airport at St Martin, and the attractiveness of the Caribbean islands as a tourist destination.

The Company also believes this situation presents an opportunity to re-examine proposed capital expenditures for Belmond Cap Juluca and Belmond La Samanna, potentially increasing the scope of the projects but also increasing the impact of the ultimate build-outs. This re-examination, which will continue to be updated, is subject to a number of uncertainties, such as the speed of the recovery of St Martin and Anguilla and the impact of the hurricane on fuel, transportation and labor prices over the coming year.

In the nine months ended September 30, 2017, Belmond considered whether the decline in performance of Belmond Road to Mandalay caused by increased competition in Myanmar indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The impairment charge of $7,124,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.

Also in the nine months ended September 30, 2017, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on assumptions of potential market value. The impairment charge of $1,092,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.

There was no capitalized interest in the three and nine months ended September 30, 2017 and 2016.

8.    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2017 are as follows:

	At January 1, 2017						At September 30, 2017
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,459	(14,202)	50,257	—	—	5,493	69,952	(14,202)	55,750
North America	66,101	(16,110)	49,991	5,500	—	—	71,601	(16,110)	55,491
Rest of world	20,581	(13,149)	7,432	—	—	107	20,688	(13,149)	7,539
Owned trains and cruises	6,325	(662)	5,663	—	—	645	6,970	(662)	6,308

Total	157,466	(44,123)	113,343	5,500	—	6,245	169,211	(44,123)	125,088

In the nine months ended September 30, 2017, goodwill of $5,500,000 was recognized on the acquisition of Cap Juluca. See Note 3.

In the three months ended September 30, 2017, Belmond considered whether the significant adverse change in use and physical condition following the hurricanes, indicated that it was more likely than not that the fair value of Belmond Cap Juluca was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of Belmond Cap Juluca was in excess of its carrying value. Belmond Cap Juluca had a goodwill balance of $5,500,000 at September 30, 2017. The impairment test remains sensitive to changes in assumptions; factors that could result in an impairment and impact the fair value of the reporting unit include the outcome of negotiations of the Company’s insurance claims with the Company’s insurers, changes in the estimated costs of repair to the hotel, the future operating projections of the hotel, the speed of recovery of island infrastructure, particularly the airport at St. Martin, and the attractiveness of the Caribbean islands as a tourist destination. These assumptions involve a high degree of estimation and are based on preliminary information that is currently available. As new information becomes available these assumptions may need to change which may lead to changes in cash inflows or outflows that could result in a future impairment of goodwill.

In the three months ended September 30, 2017, Belmond considered whether the fall in tourist arrivals in Myanmar due to negative perceptions of the country, indicated that it was more likely than not that the fair value of Belmond Governor’s Residence was less than its carrying value. While Belmond concluded that there was no impairment trigger in the three months ended September 30, 2017, it is carefully monitoring the situation. Belmond Governor’s Residence had a goodwill balance of $2,195,000 at September 30, 2017. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply. Any failure to meet these assumptions may result in a future impairment of goodwill.

9.    Other intangible assets

Other intangible assets consist of the following as of September 30, 2017:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2017	8,501	1,658	7,579	17,738
Additions	—	—	6,100	6,100
Disposals	—	(232)	—	(232)
Foreign currency translation adjustment	46	140	665	851

Balance at September 30, 2017	8,547	1,566	14,344	24,457

Accumulated amortization:
Balance at January 1, 2017	2,636	1,225		3,861
Charge for the period	279	125		404
Disposals	—	(232)		(232)
Foreign currency translation adjustment	16	102		118

Balance at September 30, 2017	2,931	1,220		4,151

Net book value:
At September 30, 2017	5,616	346	14,344	20,306

At December 31, 2016	5,865	433	7,579	13,877

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the nine months ended September 30, 2017, trade name additions of $6,100,000 were recognized on the acquisition of Cap Juluca. See Note 3.

Amortization expense for the three and nine months ended September 30, 2017 was $136,000 (September 30, 2016 - $117,000) and $404,000 (September 30, 2016 - $388,000). Estimated total amortization expense for the remainder of the year ending December 31, 2017 is $134,000 and for each of the years ending December 31, 2018 to December 31, 2021 is $539,000.

10.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	September 30, 2017	December 31, 2016
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 21 months to seven years (2016 - two to five years), with a weighted average interest rate of 3.99% (2016 - 4.27%)	722,874	602,083
Obligations under capital lease	27	19

Total long-term debt and obligations under capital lease	722,901	602,102

Less: Current portion	6,767	5,284
Less: Discount on secured term loan	3,267	1,515
Less: Debt issuance costs	14,592	9,535

Non-current portion of long-term debt and obligations under capital lease	698,275	585,768

On July 3, 2017, Belmond amended and restated its credit agreement which had previously consisted of (a) a seven-year $551,955,000 term loan facility consisting of a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown), scheduled to mature on March 21, 2021; and (b) a $105,000,000 revolving credit facility scheduled to mature on March 21, 2019.

The amended and restated credit agreement provides the Company with (i) a seven-year $603,434,000 secured term loan (the “Term Loan Facility”) that matures on July 3, 2024 and (ii) a $100,000,000 revolving credit facility (the “Revolving Credit Facility”) that matures on July 3, 2022 (together, the “Secured Credit Facilities”).

As at September 30, 2017, Belmond is financed with a $609,955,000 Term Loan Facility and a $100,000,000 Revolving Credit Facility.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($399,000,000 currently outstanding) and a euro-denominated tranche (€178,553,000 currently outstanding, equivalent to $210,955,000 as at September 30, 2017). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.
The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount. The Revolving Credit Facility is undrawn at September 30, 2017.
The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

In June 2016, Charleston Center LLC amended its secured loan of $86,000,000 increasing the amount of the loan to $112,000,000 but retaining the original 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain reported in the statement of consolidated operations during the year ended December 31, 2016 of $1,200,000 upon extinguishment of debt, including the payment of a tax indemnity to its partners in respect of their income from the discount arising on the cancellation of indebtedness.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2017, taking into consideration the execution of the amended and restated credit agreement on July 3, 2017:

$’000

Remainder of 2017	1,691
2018	6,761
2019	118,783
2020	6,783
2021	6,548
2022	6,499
2023	6,499
2024 and thereafter	569,337

Total long-term debt and obligations under capital lease	722,901

The Company had guaranteed $609,955,000 of the long-term debt of its subsidiary companies as at September 30, 2017 (December 31, 2016 - $488,985,000).

The tables above include the debt of Charleston Center LLC of $112,919,000 at September 30, 2017 (December 31, 2016 - $113,098,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

A loss on modification of debt of $575,000 (September 30, 2016 - $Nil) was recognized in the three and nine months ended September 30, 2017. The loss consisted of unamortized debt issuance costs relating to the amended and restated credit agreement.

Debt issuance costs related to the above outstanding long-term debt were $14,592,000 at September 30, 2017 (December 31, 2016 - $9,535,000), including $621,000 at September 30, 2017 (December 31, 2016 - $888,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $100,589,000 of revolving credit and working capital facilities at September 30, 2017 (December 31, 2016 - $105,525,000) of which $100,589,000 was available (December 31, 2016 - $105,525,000).

11.    Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2017	December 31, 2016
	$’000	$’000

Interest rate swaps (see Note 20)	—	1,054
Deferred gain on sale of Inn at Perry Cabin by Belmond	900	1,350
Deferred lease incentive	140	162
Tax indemnity provision on extinguishment of debt (see Note 10)	—	2,800

Total other liabilities	1,040	5,366

The tax indemnity provision on extinguishment of debt, included within other liabilities at December 31, 2016, is classified within accrued liabilities for an amount totaling $2,644,000 at September 30, 2017.

12.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	179	207	527	660
Expected return on assets	(249)	(270)	(736)	(859)
Net amortization and deferrals	195	148	576	471

Net periodic benefit cost	125	85	367	272

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

Belmond (UK) Ltd., the plan sponsor and a wholly owned subsidiary of the Company (“Belmond UK”), was previously obligated to pay £1,272,000 (equivalent to $1,704,000 at September 30, 2017) annually to the plan under the U.K. statutorily-mandated triennial negotiation with the plan’s trustees. With a new triennial arrangement that came into effect June 2017, Belmond UK’s funding obligation was reduced from £106,000 to £24,320 (equivalent to $142,000 and $33,000 as at September 30, 2017) per month. Under the prior contribution level, the plan’s funding deficit was projected to be fully funded by the end of 2017. With the current funding level, Belmond UK is obligated to continue funding until the audited financials of the plan for the year ended December 31, 2018 are available. If no unfunded balance remains, Belmond UK shall be able to suspend further payments, but otherwise it will be expected to continue paying its monthly contribution, subject to any subsequent triennial negotiation with the plan’s trustees. However, once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance over the remainder of the period through December 31, 2021 should its position deteriorate. During the three and nine months ended September 30, 2017, contributions of $61,000 (September 30, 2016 - $442,000) and $856,000 (September 30, 2016 - $1,352,000), respectively, were made to the pension plan.

In May 2014, Belmond guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $10,988,000 at September 30, 2017), which reduces commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond has reinstated this guarantee effective July 1, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

13.    Income taxes

In the three and nine months ended September 30, 2017, the income tax provision was $20,732,000 (September 30, 2016 - provision of $20,401,000) and $17,608,000 (September 30, 2016 - provision of $25,140,000), respectively. The movement in the tax provision and effective tax rate for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 is mainly due to the jurisdictional profit mix of earnings from continuing operations, which have decreased compared to the prior year and have also been impacted by the costs associated with the Cap Juluca acquisition in May 2017. See Note 3.

14.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	7,653	6,965	21,863	20,413

Interest on legal settlements	(10)	107	(153)	405

Amortization of debt issuance costs and discount on secured term loan	1,350	768	2,826	2,208

Total interest expense	8,993	7,840	24,536	23,026

15.    Supplemental cash flow information

	Nine months ended
	September 30, 2017	September 30, 2016
	$’000	$’000

Cash paid during the period for:
Interest	22,750	34,020

Income taxes, net of refunds	11,037	12,862

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a decrease of $18,000 for the nine months ended September 30, 2017 (September 30, 2016 - increase of $113,000).

During the nine months ended September 30, 2016, cash paid during the period for interest of $34,020,000 included the payment of accrued interest on a 1984 development loan from a municipal agency that was fully repaid by Charleston Center LLC in June 2016. See Note 10.

16.    Restricted cash

The major balances in restricted cash are as follows:

	September 30, 2017	December 31, 2016
	$’000	$’000

Cash deposits required to be held with lending banks as collateral	748	755
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	6,012	1,341
Bonds and guarantees	356	489

Total restricted cash	7,116	2,585

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at September 30, 2017 was $748,000 (December 31, 2016 - $755,000).

17.    Share-based compensation plans

At September 30, 2017, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and nine months ended September 30, 2017 was $1,471,000 (September 30, 2016 - $2,109,000) and $5,025,000 (September 30, 2016 - $5,258,000), respectively. The total compensation cost related to unexercised options and unvested share awards at September 30, 2017 to be recognized over the period October 1, 2017 to June 30, 2021 was $7,865,000 and the weighted average period over which it is expected to be recognized is 28 months. Measured from the grant date, substantially all awards of restricted shares have a maximum term of up to four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the nine months ended September 30, 2017.

2009 share award and incentive plan

During the nine months ended September 30, 2017, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and restricted shares with and without performance criteria were made using the Black-Scholes options pricing model.

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

During the nine months ended September 30, 2017, the following restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	56,390	June 11, 2017	June 11, 2018	$0.01
Restricted shares without performance criteria	48,872	June 11, 2017	June 11, 2020	$0.01
Restricted shares without performance criteria	11,278	June 11, 2017	On retirement	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2018	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2019	$0.01
Restricted shares without performance criteria	117,231	March 17, 2017	March 17, 2020	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2021	$0.01
Restricted shares with performance criteria	228,500	March 17, 2017	March 17, 2020	$0.01

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

Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease, and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed six separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed these decisions, one of which was reversed by the Appellate Court in October 2014. Belmond appealed this case to the Indonesian Supreme Court, which in December 2016 affirmed the Appellate Court's decision. Belmond has sought review for reconsideration by the Supreme Court. In the meantime, Belmond filed with the Central Jakarta District Court in October 2017, as further support for the enforcement of Belmond’s arbitral claim, the decisions of three Indonesian trial courts enforcing the arbitration provision under the lease and ruling that the Indonesian courts had no jurisdiction over the parties’ 2013 dispute, along with three affirming decisions from appellate courts and two from the Indonesian Supreme Court.

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at September 30, 2017, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,366,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

The Company appealed to the Ministry to reconsider its decision on both procedural and substantive grounds. Pending this requested reconsideration and exhaustion of administrative remedies, the Company did not pay to the Ministry the amount claimed. The Company filed a lawsuit in the Federal Court in Paraná State in August 2016 against the Government of Brazil regarding the Ministry’s failure to properly consider and modify the lease concession for Belmond Hotel das Cataratas. The Federal Court granted the Company’s request for an injunction against the Government enforcing its claim and granted the Company’s request for a 25% preliminary reduction in rent, pending a decision on the merits, which the Superior Court upheld on appeal in a decision rendered in September 2016. The Government appealed to a three-judge panel of the Superior Court, which upheld the decision of the Federal Court in favor of the Company in a judgment rendered in January 2017.

On October 17, 2017, the Federal Court issued a decision denying the Company’s claim for modification of the lease concession. The Court ruled although the lease is an administration agreement rather than a simple commercial lease, the Company had not overcome its burden of proof to show that a modification was justified. The Court further ordered that the Company must pay the stated rent in the lease rather than the reduced rent set by the original first instance Court in September 2016. The Court also revoked the injunction issued in September 2016 that had been subsequently affirmed on appeal prohibiting the Federal Government from pursuing a claim against the Company to recover the difference between the stated lease rent and the amounts the Company actually paid during the period from 2009 to 2014. As a result, the Federal Government could seek immediately to enforce its claim for allegedly unpaid lease obligations. The Company has reserved against this claim, and this accrual as at September 30, 2017 totaled R$24,368,000 ($7,692,000). The Company does not believe that any loss above the amounts accrued is likely. The Company intends to vigorously contest this ruling on appeal.

Belmond Miraflores Park

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where the BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. On June 29, 2017, the Supreme Court issued a decision accepting BMP’s appeal rather than, as BMP had expected, summarily affirming the appellate court decision. Consequently, BMP expects that the Supreme Court will issue its opinion on this matter in the latter half of 2018. Management believes that the risk of closure of BMP is remote because BMP will have completed its remediation by the time the Supreme Court issues its decision and expects to be in compliance with municipal nuisance ordinances at that time. BMP has other alternatives that it could pursue to resolve this matter if BMP is not compliant by the time of the Supreme Court decision. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.
“Cipriani” Trademark
In May 2010, after prevailing in litigation at the trial and appellate court levels, Belmond settled litigation in the United Kingdom for infringement of its U.K. and Community (European wide) registrations for the “Cipriani” trademark. Defendants paid the amount of $3,947,000 to Belmond in March 2010 with the balance of $9,833,000 being payable in installments over five years with interest. Belmond received the final payment in the amount of $1,178,000 in June 2015. Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, including before the EU General Court in Luxembourg which issued a decision on June 29, 2017 dismissing the Arrigo Cipriani appeal and ordering that appellant pay the costs of the court and the Company. Belmond has recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated company of the Cipriani family for “Cipriani”. Belmond has also been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia. In addition, there are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani”, and the Cipriani family to use “Cipriani” and in August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that their use of their full name (rather than just an initial with their surname), would not constitute infringement of the Company’s registered trademark. The Court’s ruling purports to apply to hotels and restaurants on an EU-wide basis (other than the U.K.) rather than only Italy. The Company has appealed this decision. Final briefs were filed in October 2017 with the respective courts for each of these two Italian proceedings with the expectation that a decision in each case will be forthcoming in the first quarter of 2018. While Belmond believes that it has meritorious cases in all of these Italian proceedings, Belmond cannot estimate the range of possible additional loss to Belmond if it should not prevail in any or all of these cases and Belmond has made no accruals in these matters. Separate proceedings brought by Belmond in Spain to defend Belmond’s marks against a use by the Cipriani family and its affiliated entities of “Cipriani” to promote a restaurant have been stayed pending the outcome of the Venice appeal.

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

Capital Commitments

Outstanding contracts to purchase property, plant and equipment were approximately $11,046,000 at September 30, 2017 (December 31, 2016 - $7,772,000).

Future rental payments and rental expense under operating leases

Future rental payments as at September 30, 2017 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2017	3,191
2018	12,574
2019	11,208
2020	11,252
2021	11,756
2022	9,630
2023 and thereafter	143,711

Future rental payments under operating leases	203,322

Rental expense for the three and nine months ended September 30, 2017 amounted to $3,917,000 (September 30, 2016 - $3,491,000) and $11,161,000 (September 30, 2016 - $9,604,000), respectively.

19.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at September 30, 2017 and December 31, 2016:

	Level 1	Level 2	Level 3	Total
September 30, 2017	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	154	—	154

Total assets	—	154	—	154

Liabilities at fair value:
Derivative financial instruments	—	(1,593)	—	(1,593)

Total net liabilities	—	(1,439)	—	(1,439)

	Level 1	Level 2	Level 3	Total
December 31, 2016	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(3,364)	—	(3,364)

Total net liabilities	—	(3,364)	—	(3,364)

During the three and nine months ended September 30, 2017, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of September 30, 2017 and December 31, 2016 were as follows:

		September 30, 2017		December 31, 2016
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	722,874	727,661	602,083	626,613

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2017 and 2016 are as follows:

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2017
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	5,955	—	—	5,955	(8,216)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2016
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	—	—	—	—	(1,000)

Property, plant and equipment

In the nine months ended September 30, 2017, property, plant and equipment at Belmond Road to Mandalay and Belmond Northern Belle with a combined carrying value of $14,173,000 was written down to fair value of $5,955,000, resulting in a non-cash impairment charge of $8,216,000.

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

In connection with the Term Loan Facility, the interest rate derivatives associated with the previous term loan facility were terminated. See Note 10. The termination costs incurred were $2,145,000 during the three months ended September 30, 2017. All amounts in other comprehensive income/(loss) relating to these derivatives will be amortized to interest expense over the remaining original life of the interest rate derivative under ASC 815 Derivatives and Hedging. New interest rate derivatives were entered into to fix an element of the floating interest rate on the Term Loan Facility.

Cash flow hedges of interest rate risk

As of September 30, 2017 and December 31, 2016, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2017	December 31, 2016
	’000	’000

Interest rate swaps	€89,500	€72,938
Interest rate swaps	$243,000	$210,756
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of September 30, 2017 and December 31, 2016:

		Fair value as of September 30, 2017	Fair value as of December 31, 2016
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	154	—
Interest rate derivatives	Accrued liabilities	(1,593)	(2,310)
Interest rate derivatives	Other liabilities	—	(1,054)

Total		(1,439)	(3,364)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at September 30, 2017 and December 31, 2016. However, these derivatives are subject to master netting arrangements.

Other comprehensive income/(loss)

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 21. At September 30, 2017, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,846,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and nine months ended September 30, 2017 was a loss of $6,822,000 (September 30, 2016 - loss of $1,955,000) and a loss of $19,867,000 (September 30, 2016 - loss of $5,038,000).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of September 30, 2017, the fair value of derivatives in a net liability position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $1,593,000 (December 31, 2016 - $3,364,000). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $1,400,000 (December 31, 2016 - $3,370,000).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $210,955,000 at September 30, 2017, being a liability of Belmond (December 31, 2016 - $153,472,000).

21.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Nine months ended September 30, 2017	$’000	$’000	$’000	$’000

Balance at January 1, 2017	(337,053)	(3,224)	(12,062)	(352,339)

Other comprehensive income before reclassifications, net of tax (benefit)/provision of $Nil, $(341) and $97	46,944	(1,664)	478	45,758

Amounts reclassified from AOCI, net of tax provision of $Nil, $712 and $Nil	—	1,358	—	1,358

Net current period other comprehensive income	46,944	(306)	478	47,116

Balance at September 30, 2017	(290,109)	(3,530)	(11,584)	(305,223)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	September 30, 2017	September 30, 2016
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	379	707	Interest expense

Total reclassifications for the period	379	707

	Amount reclassified from AOCI
	Nine months ended
	September 30, 2017	September 30, 2016
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,358	2,118	Interest expense

Total reclassifications for the period	1,358	2,118

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	96,658	92,319	180,772	172,827
North America	32,956	30,577	115,239	108,235
Rest of world	26,767	37,045	88,605	96,578
Total owned hotels	156,381	159,941	384,616	377,640
Owned trains and cruises	23,674	19,218	50,583	47,120

Part-owned/managed hotels	(405)	1,382	368	3,180
Part-owned/managed trains	3,323	3,196	8,138	7,689
Total management fees	2,918	4,578	8,506	10,869

Revenue	182,973	183,737	443,705	435,629

Reconciliation of consolidated (losses)/earnings from continuing operations to adjusted EBITDA:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	48,714	45,554	71,507	66,239
North America	2,245	3,226	21,790	21,794
Rest of world	3,544	11,301	15,899	24,892
Total owned hotels	54,503	60,081	109,196	112,925
Owned trains and cruises	5,342	3,332	5,289	4,127

Part-owned/managed hotels	2,502	2,424	5,266	4,744
Part-owned/managed trains	8,201	8,836	18,135	18,144
Total adjusted share of earnings from unconsolidated companies and management fees	10,703	11,260	23,401	22,888

Unallocated corporate:
Central costs	(6,911)	(6,851)	(24,822)	(22,341)
Share-based compensation	(1,471)	(2,109)	(5,025)	(5,885)

Adjusted EBITDA	62,166	65,713	108,039	111,714

Reconciliation from earnings from continuing operations to adjusted EBITDA:

Earnings/(losses) from continuing operations	7,673	22,889	(15,403)	29,673
Depreciation and amortization	17,052	13,155	45,862	39,553
Gain on extinguishment of debt	—	—	—	(1,200)
Interest income	(240)	(289)	(582)	(582)
Interest expense	8,993	7,840	24,536	23,026
Foreign currency, net	1,486	(1,432)	2,727	(9,161)
Provision for income taxes	20,732	20,401	17,608	25,140
Share of provision for income taxes of unconsolidated companies	2,026	1,712	4,079	3,943
	57,722	64,276	78,827	110,392
Gain on disposal of property, plant and equipment	(150)	(488)	(450)	(788)
Impairment of property, plant and equipment	—	1,007	8,216	1,007
Restructuring and other special items (1)	4,315	918	7,414	1,103
Acquisition-related costs (2)	279	—	14,032	—

Adjusted EBITDA	62,166	65,713	108,039	111,714

(1) Represents adjustments for insurance deductibles and losses while Belmond Cap Juluca and Belmond La Samanna are closed following the impact of Hurricanes Irma and Jose, restructuring, severance and redundancy costs, pre-opening costs and other items, net.

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

Earnings from unconsolidated companies, net of tax:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	747	794	1,213	1,022
Part-owned/managed trains	3,192	3,824	6,576	6,690

Total earnings from unconsolidated companies, net of tax	3,939	4,618	7,789	7,712

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	4,269	1,646	17,043	8,850
North America	3,404	2,051	6,351	6,442
Rest of world	5,510	6,832	10,316	13,529
Total owned hotels	13,183	10,529	33,710	28,821
Owned trains and cruises	1,055	2,493	6,542	10,656

Unallocated corporate	1,359	458	2,760	1,079

Total capital expenditure to acquire property, plant and equipment	15,597	13,480	43,012	40,556

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	70,704	67,746	120,322	115,928
United Kingdom	19,089	16,950	43,572	44,568
United States	24,597	25,338	82,879	79,621
Brazil	11,994	24,025	41,910	56,232
All other countries	56,589	49,678	155,022	139,280

Total revenue	182,973	183,737	443,705	435,629

23.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and nine months ended September 30, 2017, Belmond earned management fees from Eastern and Oriental Express Ltd. of $1,000 (September 30, 2016 - $20,000) and $137,000 (September 30, 2016 - $147,000), respectively, which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at September 30, 2017 was $6,681,000 (December 31, 2016 - $4,886,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas del Colca, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and nine months ended September 30, 2017, Belmond earned management and guarantee fees from its Peruvian joint ventures of $4,757,000 (September 30, 2016 - $4,543,000) and $11,464,000 (September 30, 2016 - $10,722,000), respectively, which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at September 30, 2017 was $6,946,000 (December 31, 2016 - $6,907,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at September 30, 2017 was $437,000 (December 31, 2016 - $372,000).

24.    Subsequent events

On September 27, 2017, Belmond signed a Share Purchase Agreement (“SPA”) to sell the shares in Northern Belle Limited, the wholly owned subsidiary that owns the rolling stock, for a sales price of £2,500,000 (equivalent to $3,350,000 as at September 30, 2017). The assets and liabilities of Northern Belle Limited have been transferred to held for sale as at September, 30 2017 as a binding agreement has been signed and a non-refundable deposit has been received. This sale closed on November 2, 2017. No gain or loss is expected to be recorded upon completion. See Note 4.

In October 2017, the Company provided notice of termination to the owner of Belmond Orcaella in respect of its charter agreement. The termination of this agreement is to be effective in early November. This business is operating at a loss and in the nine months ended September 30, 2017, it had contributed an adjusted EBITDA loss of $800,000. The Company continues to own its Belmond Road to Mandalay vessel and to operate that cruise business in Myanmar.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 and in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Introduction

Belmond currently owns, partially-owns or manages 47 properties (including one scheduled for a 2018 opening, Belmond Cadogan Hotel, in London, England). See Note 24 to the Financial Statements for information relating to Belmond Northern Belle.

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Owned trains and cruises, (5) Part-owned/managed hotels and (6) Part-owned/managed trains.

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2017 and 2016, respectively, derived primarily from the Europe, North America and Rest of world segments.

Hotels consists of 30 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Eleven of the owned hotels are located in Europe, six in North America and thirteen in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment. In May 2017, the Company acquired Cap Juluca, now rebranded as Belmond Cap Juluca, a 96-key resort on the Caribbean island of Anguilla, British West Indies. See Note 3.

Belmond's part-owned/managed hotels segment consists of six hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in five of the managed hotels. In April 2017, the Company acquired Las Casitas del Colca, a 20-key hotel in Colca Canyon, Peru, through the Company’s existing Peru hotels joint venture.

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties as part of management's long-term strategy to reduce leverage and redeploy the capital in properties with higher potential returns.

Belmond's owned trains and cruises segment consists of four European tourist trains, one river cruise ship in Myanmar and one French canal cruise business. In August 2016, the Company commenced operations of Belmond Grand Hibernian, the first luxury overnight train traveling throughout the island of Ireland. See Note 24 to the Financial Statements for information relating to Belmond Northern Belle.

Belmond's part-owned/managed trains segment consists of three train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in each of these train businesses. In May 2017, the Company launched the Belmond Andean Explorer luxury sleeper train, located in Peru.

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

Results of Operations

Operating information for Belmond’s owned hotels for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Rooms available
Europe	86,817	86,112	214,135	213,056
North America	66,872	62,986	198,270	192,752
Rest of world	94,392	94,944	280,818	282,008
Worldwide	248,081	244,042	693,223	687,816

Rooms sold
Europe	66,974	68,102	143,262	142,965
North America	43,210	42,246	134,914	132,518
Rest of world	43,767	46,985	144,944	152,872
Worldwide	153,951	157,333	423,120	428,355

Occupancy (percentage)
Europe	77	79	67	67
North America	65	67	68	69
Rest of world	46	49	52	54
Worldwide	62	64	61	62

Average daily rate (in U.S. dollars)
Europe	928	839	791	731
North America	383	359	432	418
Rest of world	376	479	378	390
Worldwide	618	603	535	512

RevPAR (in U.S. dollars)
Europe	716	664	529	490
North America	248	241	294	287
Rest of world	174	237	195	211
Worldwide	383	389	327	319

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Same Store RevPAR (in dollars)
Europe	716	664	529	490
North America	247	241	294	287
Rest of world	181	252	201	219
Worldwide	393	397	332	325

Same store RevPAR data for the three months ended September 30, 2017 and September 30, 2016 excludes the operations of Belmond Cap Juluca, which was acquired in May 2017, and Belmond La Résidence d’Angkor, which closed for refurbishment in May 2016 and re-opened in November 2016.

	U.S. Dollars	Local currency	U.S. Dollars	Local currency

Same Store RevPAR (% change)
Europe	8%	6%	8%	7%
North America	2%	2%	2%	3%
Rest of world	(28)%	(31)%	(8)%	(16)%
Worldwide	(1)%	(3)%	2%	—%

Same store RevPAR data for the nine months ended September 30, 2017 and September 30, 2016 excludes the operations of Belmond Cap Juluca, which was acquired in May 2017, and Belmond La Résidence d’Angkor, which closed for refurbishment in May 2016 and re-opened in November 2016.

Revenue

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	96.7	92.3	180.8	172.8
North America	32.9	30.6	115.2	108.2
Rest of world	26.8	37.0	88.6	96.6
Total owned hotels	156.4	159.9	384.6	377.6
Owned trains and cruises	23.7	19.2	50.6	47.1
Part-owned/managed hotels	(0.4)	1.4	0.4	3.2
Part-owned/managed trains	3.3	3.2	8.1	7.7
Total management fees	2.9	4.6	8.5	10.9

Revenue	183.0	183.7	443.7	435.6

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue was $183.0 million for the three months ended September 30, 2017, a decrease of $0.7 million, from $183.7 million for the three months ended September 30, 2016. Owned hotels revenue was $156.4 million for the three months ended September 30, 2017, a decrease of $3.5 million or 2%, from $159.9 million for the three months ended September 30, 2016. In constant currency, revenue for owned hotels for the three months ended September 30, 2017 decreased $7.0 million or 4% from the three months ended September 30, 2016, principally as a result of a decline in revenue of $13.5 million or 56% at the Company's two Brazilian properties. This resulted from a combination of the impact in the three months ended September 30, 2017 of the political and economic instability in the country and exceptionally high revenue in the three months ended September 30, 2016 due to the Summer Olympics held in Rio de Janeiro. This was offset by a $1.8 million or 3% revenue increase for the Company's Italian hotels and a $0.9 million or 11% increase at Belmond La Residencia, Mallorca, Spain. Revenue growth for the Company's Italian hotels was largely driven by the performances of Belmond Hotel Cipriani, Venice, Italy, which benefited from the Biennale Arts Festival that takes place every other year in Venice, and Belmond Hotel Splendido, Portofino, Italy, which saw an increase in rates year-over-year following the addition of balconies to twelve of its rooms in March 2017. Growth in revenue at Belmond La Residencia was primarily due to an increase in rates following the addition of six new suites. Additionally, the newly acquired Belmond Cap Juluca, Anguilla contributed $1.5 million in revenue in the three months ended September 30, 2017 and Belmond Charleston Place, Charleston, South Carolina saw revenue growth of $0.7 million or 4% as it continued to benefit from group business and saw an increase in demand for leisure travelers attracted to the solar eclipse in August 2017. Revenue from owned trains and cruises was $23.7 million for the three months ended September 30, 2017, an increase of $4.5 million, or 23%, from $19.2 million for the three months ended September 30, 2016. In constant currency, revenue for owned trains and cruises for the three months ended September 30, 2017 increased $4.9 million or 26% from the three months ended September 30, 2016, primarily as a result of the Belmond Grand Hibernian train in Ireland, which commenced its first full year of operations in April 2017 and recorded $3.2 million of revenue in the three months ended September 30, 2017. Additionally, the Belmond Royal Scotsman train in Scotland grew revenue by $1.1 million or 39% year-over-year as a result of high demand and the addition of a spa car and four new berths.

Nine months ended September 30, September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $443.7 million for the nine months ended September 30, 2017, an increase of $8.1 million, or 2%, from $435.6 million for the nine months ended September 30, 2016. Owned hotels revenue was $384.6 million for the nine months ended September 30, 2017, an increase of $7.0 million or 2%, from $377.6 million for the nine months ended September 30, 2016. In constant currency, revenue for owned hotels for the nine months ended September 30, 2017 decreased $2.5 million or 1% from the prior-year period. The decrease in owned hotels revenue was primarily due to a $21.1 million or 37% decrease in revenue for the Company's two Brazilian properties due to a combination of the impact in the nine months ended September 30, 2017 of continuing political and economic instability in the country and exceptionally high revenue in the nine months ended September 30, 2016 due to the Summer Olympics held in Rio de Janeiro. This was offset by a $4.8 million or 4% increase for the Company’s Italian hotels and a $3.9 million or 7% increase at Belmond Charleston Place largely due to an increase in group business. The southern African hotels had strong revenue growth in the nine months ended September 30, 2017 with a combined revenue increase of $3.9 million or 22% following refurbishment in 2016 and 2017. Revenue from owned trains and cruises was $50.6 million for the nine months ended September 30, 2017, an increase of $3.5 million, or 7%, from $47.1 million for the nine months ended September 30, 2016. In constant currency, revenue for owned trains and cruises for the nine months ended September 30, 2017 increased $6.8 million or 15% from the nine months ended September 30, 2016 which was largely due to a revenue increase of $3.9 million for the Belmond Grand Hibernian, as it commenced its first full year of operations. Additionally, the Belmond Royal Scotsman train grew revenue by $1.9 million or 39% year-over-year as a result of high demand and the addition of a spa car and four new berths. This was partially offset by a combined revenue decrease of $1.8 million at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruises in Myanmar, as a result of increased competition and the fall in tourist arrivals in Myanmar due to negative perceptions of the country.

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

Segment performance for the three and nine months ended September 30, 2017 and 2016 is analyzed as follows:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	$ millions	$ millions	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	48.7	45.6	71.5	66.2
North America	2.3	3.2	21.8	21.8
Rest of world	3.5	11.3	15.9	24.9
Total owned hotels	54.5	60.1	109.2	112.9
Owned trains and cruises	5.4	3.3	5.3	4.1

Part-owned/managed hotels	2.5	2.4	5.3	4.7
Part-owned/managed trains	8.2	8.7	18.1	18.1
Total adjusted share of earnings from unconsolidated companies and management fees	10.7	11.3	23.4	22.9

Unallocated corporate costs:
Central costs	(6.9)	(6.9)	(24.8)	(22.3)
Share-based compensation	(1.5)	(2.1)	(5.0)	(5.9)

Adjusted EBITDA	62.2	65.5	108.1	111.6

Reconciliation from earnings from continuing operations to adjusted EBITDA:

Earnings/(losses) from continuing operations	7.8	22.8	(15.4)	29.6
Depreciation and amortization	17.1	13.2	45.9	39.6
Gain on extinguishment of debt	—	—	—	(1.2)
Interest income, interest expense and foreign currency, net	10.2	6.2	26.7	13.3
Provision for income taxes	20.7	20.4	17.6	25.2
Share of provision for income taxes of unconsolidated companies	2.0	1.7	4.1	3.9
Gain on disposal of property, plant and equipment	(0.2)	(0.5)	(0.5)	(0.8)
Impairment of goodwill	—	—	—	—
Impairment of property, plant and equipment	—	1.0	8.2	1.0
Restructuring and other special items (1)	4.3	0.9	7.4	1.1
Acquisition-related costs (2)	0.3	—	14.0	—

Adjusted EBITDA	62.2	65.5	108.1	111.6

(1) Represents adjustments for insurance deductibles and losses while Belmond Cap Juluca and Belmond La Samanna are closed following the impact of Hurricanes Irma and Jose, restructuring, severance and redundancy costs, pre-opening costs and other items, net.

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

Owned hotels - Europe

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Rooms available	86,817	86,112	214,135	213,056
Rooms sold	66,974	68,102	143,262	142,965
Occupancy (percentage)	77	79	67	67
Average daily rate (in U.S. dollars)	928	839	791	731
RevPAR (in U.S. dollars)	716	664	529	490
Same store RevPAR (in U.S. dollars)	716	664	529	490

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue was $96.7 million for the three months ended September 30, 2017, an increase of $4.4 million, or 5%, from $92.3 million for the three months ended September 30, 2016. In constant currency, revenue for the region for the three months ended September 30, 2017 increased $2.6 million or 3% from the three months ended September 30, 2016 primarily due to a $1.8 million or 3% revenue increase for the Company's Italian hotels and a $0.9 million or 11% increase at Belmond La Residencia. Revenue growth for the Company's Italian hotels was largely driven by the performance of Belmond Hotel Cipriani, which benefited from the Biennale Arts Festival that takes place every other year in Venice, and Belmond Hotel Splendido, which saw an increase in rates year-over-year following the addition of balconies to twelve of its rooms in March 2017. Growth in revenue at Belmond La Residencia was primarily due to an increase in rates following the addition of six new suites. ADR in U.S. dollar terms for the European owned hotels segment increased to $928 in the three months ended September 30, 2017 from $839 in the three months ended September 30, 2016. Occupancy decreased to 77% in the three months ended September 30, 2017 from 79% in the three months ended September 30, 2016. Same store RevPAR increased by 8% in U.S. dollars to $716 in the three months ended September 30, 2017 from $664 in the three months ended September 30, 2016.

Adjusted EBITDA for the region for the three months ended September 30, 2017 of $48.7 million represented an increase of $3.1 million or 7% from $45.6 million for the three months ended September 30, 2016. In constant currency, adjusted EBITDA for the region for the three months ended September 30, 2017 increased $2.8 million or 6% from the prior-year quarter mainly due to a $1.0 million or 13% increase in adjusted EBITDA at Belmond Hotel Cipriani, a $0.9 million or 8% increase in adjusted EBITDA at Belmond Grand Hotel Europe, St. Petersburg, Russia and a $0.6 million or 14% increased in adjusted EBITDA at Belmond La Residencia. As a percentage of European owned hotels revenue, adjusted EBITDA was 50% for the three months ended September 30, 2017 compared to 49% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $180.8 million for the nine months ended September 30, 2017, an increase of $8.0 million, or 5%, from $172.8 million for the nine months ended September 30, 2016. In constant currency, revenue for the region for the nine months ended September 30, 2017 increased $7.0 million, or 4%, primarily due to a $4.8 million or 4% revenue increase for the Company's Italian hotels and a $2.1 million or 10% increase at Belmond Grand Hotel Europe. Revenue growth for the Company's Italian hotels was largely driven by the performance of Belmond Hotel Cipriani which benefited from the Biennale Arts Festival, which takes place every other year in Venice, and Belmond Hotel Splendido, which saw an increase in rates year-over-year following the addition of balconies to twelve of its rooms in March 2017. Belmond Grand Hotel Europe's year-over-year growth was primarily due to increased revenue during the annual St. Petersburg International Economic Forum coupled with the benefit of the 2017 FIFA Confederations Cup. ADR in U.S. dollar terms for the European owned hotels segment increased to $791 in the nine months ended September 30, 2017 from $731 in the nine months ended September 30, 2016. Occupancy remained flat at 67% in the nine months ended September 30, 2017 compared to 67% in the nine months ended September 30, 2016. Same store RevPAR increased by 8% in U.S. dollars, to $529 in the nine months ended September 30, 2017 from $490 in the nine months ended September 30, 2016.

Adjusted EBITDA for the region for the nine months ended September 30, 2017 of $71.5 million represented an increase of $5.3 million, or 8%, from adjusted EBITDA of $66.2 million for the nine months ended September 30, 2016. In constant currency, adjusted EBITDA for the region for the nine months ended September 30, 2017 increased $4.7 million or 7% from the prior-year period mainly due to a $2.0 million or 30% increase in adjusted EBITDA at Belmond Grand Hotel Europe and a $1.9 million or

17% increase in adjusted EBITDA at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA increased slightly to 40% for the nine months ended September 30, 2017 compared to 38% for the nine months ended September 30, 2016.

Owned hotels - North America

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Rooms available	66,872	62,986	198,270	192,752
Rooms sold	43,210	42,246	134,914	132,518
Occupancy (percentage)	65	67	68	69
Average daily rate (in U.S. dollars)	383	359	432	418
RevPAR (in U.S. dollars)	248	241	294	287
Same store RevPAR (in U.S. dollars)	247	241	294	287

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue was $32.9 million for the three months ended September 30, 2017, an increase of $2.3 million, or 8%, from $30.6 million for the three months ended September 30, 2016. In constant currency, revenue for the region for the three months ended September 30, 2017 increased $2.3 million or 8% from the prior year quarter primarily due to revenue growth of $0.7 million or 4% at Belmond Charleston Place, and $1.5 million from the newly acquired Belmond Cap Juluca in May 2017. Belmond Charleston Place continued to benefit from group business and also saw an increase in demand from leisure travelers attracted to the solar eclipse in August 2017. However, stronger year-over-year growth was negatively impacted by cancellations after the South Carolina Governor's declaration of a state of emergency in advance of Hurricane Irma reaching the state, resulting in $1.2 million in lost revenue. ADR for the North American owned hotels segment increased to $383 in the three months ended September 30, 2017 from $359 in the three months ended September 30, 2016. Occupancy decreased slightly to 65% for the three months ended September 30, 2017 from 67% from the three months ended September 30, 2016. Same store RevPAR increased by 2% to $247 for the three months ended September 30, 2017 from $241 in the three months ended September 30, 2016.

Adjusted EBITDA for the region for the three months ended September 30, 2017 of $2.3 million represented a decrease of $0.9 million, or 28%, from $3.2 million for the three months ended September 30, 2016. In constant currency, adjusted EBITDA for the region for the three months ended September 30, 2017 decreased $1.0 million or 31% from the three months ended September 30, 2016, primarily as a result of $0.7 million in anticipated losses at Belmond Cap Juluca in its seasonal quiet period prior to closure for renovation at the end of August 2017. As a percentage of North American owned hotels revenue, adjusted EBITDA decreased to 7% for the three months ended September 30, 2017 from 11% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $115.2 million for the nine months ended September 30, 2017, an increase of $7.0 million, or 6%, from $108.2 million for the nine months ended September 30, 2016. In constant currency, revenue for the region for the nine months ended September 30, 2017 increased $7.1 million or 7% from the nine months ended September 30, 2016 primarily due to revenue growth of $3.9 million or 7% at Belmond Charleston Place; $1.3 million or 9% at Belmond El Encanto, Santa Barbara, California; and $1.1 million or 11% at ‘21 Club’ in New York City. Year-over-year revenue growth at Belmond Charleston Place and Belmond El Encanto was largely the result of increased group business, and revenue growth at ‘21 Club’ was primarily due to increased demand for the main restaurant and banqueting venues. Additionally, the newly acquired Belmond Cap Juluca contributed $2.4 million in revenue prior to its closure for renovation at the end of August 2017. Growth for these properties was partially offset by a $1.9 million or 11% decrease at Belmond La Samanna, St Martin, French West Indies, which was negatively impacted by a decline in visitation in the first eight months of the year. ADR for the North American owned hotels segment increased to $432 in the nine months ended September 30, 2017 from $418 in the nine months ended September 30, 2016. Occupancy fell to 68% for the nine months ended September 30, 2017 from 69% for the nine months ended September 30, 2016. Same store RevPAR increased by 2% to $294 for the nine months ended September 30, 2017 from $287 in the nine months ended September 30, 2016.

Adjusted EBITDA for the region for the nine months ended September 30, 2017 remained consistent with the nine months ended September 30, 2016 at $21.8 million. In constant currency, adjusted EBITDA for the region for the nine months ended September 30, 2017 was also unchanged from the nine months ended September 30, 2016. A $1.6 million or 9% adjusted EBITDA increase at Belmond Charleston Place and a $0.5 million adjusted EBITDA increase at ‘21 Club’ was offset by a $1.0 million adjusted EBITDA decrease at Belmond La Samanna and $1.0 million loss at Belmond Cap Juluca. As a percentage of North American owned hotels revenue, adjusted EBITDA remained consistent at 19% for the nine months ended September 30, 2017 and 2016.

Owned hotels - Rest of world

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Rooms available	94,392	94,944	280,818	282,008
Rooms sold	43,767	46,985	144,944	152,872
Occupancy (percentage)	46	49	52	54
Average daily rate (in U.S. dollars)	376	479	378	390
RevPAR (in U.S. dollars)	174	237	195	211
Same store RevPAR (in U.S. dollars)	181	252	201	219

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue was $26.8 million for the three months ended September 30, 2017, a decrease of $10.2 million, or 28%, from $37.0 million for the three months ended September 30, 2016. In constant currency, revenue for the three months ended September 30, 2017 decreased $12.0 million or 31% from the three months ended September 30, 2016, principally as a result of a decline in revenue of $13.5 million or 56% at the Company's two Brazilian properties. This resulted from a combination of the impact in the three months ended September 30, 2017 of the political and economic instability in the country and exceptionally high revenue in the three months ended September 30, 2016 due to the Summer Olympics held in Rio de Janeiro. This was offset by an increase in revenue of $0.4 million or 13% at Belmond Safaris, Botswana which benefited from refurbishment in 2016 and 2017. Additionally, revenue at Belmond La Résidence d'Angkor, Siem Reap, Cambodia, contributed a $0.6 million increase in revenue following a full renovation of the property in 2016. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $376 in the three months ended September 30, 2017 from $479 in the three months ended September 30, 2016. Occupancy decreased to 46% for the three months ended September 30, 2017 from 49% for the three months ended September 30, 2016. Same store RevPAR decreased by 28% in U.S. dollars, to $181 for the three months ended September 30, 2017 from $252 for the three months ended September 30, 2016.

Adjusted EBITDA for the region for the three months ended September 30, 2017 of $3.5 million represented a decrease of $7.8 million, or 69%, from $11.3 million for the three months ended September 30, 2016. In constant currency, adjusted EBITDA for the region decreased $8.5 million or 71% from the three months ended September 30, 2016 largely as a result of a combined $9.1 million adjusted EBITDA decrease for the Company's two Brazilian hotels, offset by a $0.4 million or 31% increase in adjusted EBITDA at Belmond Safaris. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA was 13% for the three months ended September 30, 2017 compared to 31% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $88.6 million for the nine months ended September 30, 2017, a decrease of $8.0 million, or 8%, from $96.6 million for the nine months ended September 30, 2016. In constant currency, revenue for the nine months ended September 30, 2017 decreased $16.5 million or 16% from the nine months ended September 30, 2016 principally as a result of a combined $21.1 million year-over-year revenue decrease for the Company's two Brazilian hotels which have been impacted by the political and economic instability in the country coupled with a comparison period when both hotels recorded exceptionally high revenue as a result of Rio de Janeiro hosting the Summer Olympics. Partially offsetting this decrease was revenue growth of $2.4 million or 21% at Belmond Mount Nelson Hotel, Cape Town, South Africa; $1.5 million or 24% at Belmond Safaris; and $0.9 million or 12% at Belmond Miraflores Park, Lima, Peru, all of which have benefited from the Company's project capital expenditure investments over the past few years. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $378 in the nine months ended September 30, 2017 from $390 in the nine months ended September 30, 2016. Occupancy decreased to 52% for the nine months ended September 30, 2017 from 54% for the nine months ended September 30, 2016. Same store RevPAR decreased by 8% in U.S. dollars, to $201 for the nine months ended September 30, 2017 from $219 for the nine months ended September 30, 2016.

Adjusted EBITDA for the region for the nine months ended September 30, 2017 of $15.9 million represented a decrease of $9.0 million, or 36%, from $24.9 million for the nine months ended September 30, 2016. In constant currency, adjusted EBITDA for the region decreased $11.4 million or 42% from the nine months ended September 30, 2016 largely as a result of a combined adjusted EBITDA decrease of $13.4 million for the Company's two Brazilian hotels. Partially offsetting this decrease was an adjusted EBITDA increase at Belmond Mount Nelson Hotel of $1.7 million, and $1.0 million at Belmond Safaris. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA was 18% for the nine months ended September 30, 2017 compared to 26% for the nine months ended September 30, 2016 due to the lower margins earned at the Brazilian hotels.

Owned trains and cruises

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue was $23.7 million for the three months ended September 30, 2017, an increase of $4.5 million, or 23%, from $19.2 million for the three months ended September 30, 2016. In constant currency, revenue increased $4.9 million or 26% primarily as a result of the Belmond Grand Hibernian train, which commenced its first full year of operations in April 2017 and recorded $3.2 million of revenue for the three months ended September 30, 2017. Additionally, the Belmond Royal Scotsman train grew revenue by $1.1 million or 39% year-over-year as a result of high demand and the addition of a spa car and four new berths.

Adjusted EBITDA for the three months ended September 30, 2017 was $5.4 million, an increase of $2.1 million, or 64% from $3.3 million for the three months ended September 30, 2016. In constant currency, adjusted EBITDA increased $2.2 million or 72% from the three months ended September 30, 2016 largely due to adjusted EBITDA growth for Belmond Royal Scotsman and Belmond Grand Hibernian of $1.0 million and $0.7 million, respectively.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $50.6 million for the nine months ended September 30, 2017, an increase of $3.5 million, or 7%, from $47.1 million for the nine months ended September 30, 2016. In constant currency, revenue increased $6.8 million or 15% primarily as a result of the Belmond Grand Hibernian train, which commenced its first full year of operations in April 2017 and contributed an increase in revenue of $3.9 million for the nine months ended September 30, 2017. Additionally, the Belmond Royal Scotsman train grew revenue by $1.9 million or 39% year-over-year primarily as a result of generating higher-revenue charter business and the addition of a spa car and four new berths. Partially offsetting these revenue increases was a combined revenue decrease of $1.7 million for the Company’s two river cruises in Myanmar largely due to decreased demand.

Owned trains and cruises reported adjusted EBITDA of $5.3 million for the nine months ended September 30, 2017 compared to $4.1 million for the nine months ended September 30, 2016. In constant currency, adjusted EBITDA increased $1.5 million or 38% from the prior-year period largely due to adjusted EBITDA growth for Belmond Royal Scotsman and Belmond Grand Hibernian of $1.4 million and $0.6 million respectively, offset by a combined decline in adjusted EBITDA of $0.8 million for the Company’s two river cruises in Myanmar.

Part-owned/managed hotels

Three months ended September 30, 2017 compared to three months ended September 30, 2016

In the three months ended September 30, 2017, there was a decrease of $1.8 million in part-owned/managed hotels revenue from $1.4 million for the three months ended September 30, 2016, largely due to a provision made against management and reservation fees at Inn at Perry Cabin by Belmond, Saint Michaels, Maryland in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the three months ended September 30, 2017 of $2.5 million represented an increase of $0.1 million, or 4% from earnings of $2.4 million for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $0.4 million for the nine months ended September 30, 2017, a decrease of $2.8 million, or 88%, from $3.2 million for the nine months ended September 30, 2016, largely due to a provision made against management and reservation fees at Inn at Perry Cabin by Belmond in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the nine months ended September 30, 2017 of $5.3 million represented an increase of $0.6 million, or 13% from earnings of $4.7 million for the nine months ended September 30, 2016, primarily as a result of an increase in occupancy at the two hotels in Cusco.

Part-owned/managed trains

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Revenue was $3.3 million in the three months ended September 30, 2017, an increase of $0.1 million, or 3%, from $3.2 million in the three months ended September 30, 2016.

Adjusted EBITDA for Part-owned/managed trains for the three months ended September 30, 2017 of $8.2 million represented a decrease of $0.5 million, or 6%, from $8.7 million for the three months ended September 30, 2016, due to an adjusted EBITDA decrease of $0.6 million or 7% for the Company's PeruRail joint venture, as a result of increases in fuel costs and other operating expenses.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Revenue was $8.1 million in the nine months ended September 30, 2017, an increase of $0.4 million, or 5%, from $7.7 million in the nine months ended September 30, 2016. The increase in revenue was primarily due to higher passenger sales for the Company’s PeruRail joint venture and higher tonnage transported from the Las Bambas mine.

Adjusted EBITDA for Part-owned/managed trains for the nine months ended September 30, 2017 was consistent with the nine months ended September 30, 2016 at $18.1 million.

Unallocated corporate costs

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Adjusted central costs were $8.4 million for the three months ended September 30, 2017 (including $1.5 million of non-cash share-based compensation expense), a decrease of $0.6 million, or 7%, from $9.0 million for the three months ended September 30, 2016 (including $2.1 million of non-cash share-based compensation expense), mainly due to the decline in share-based compensation expense. As a percentage of revenue, adjusted central costs remained consistent at 5% for the three months ended September 30, 2017 and 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Adjusted central costs were $29.8 million for the nine months ended September 30, 2017 (including $5.0 million of non-cash share-based compensation expense), an increase of $1.6 million, or 6%, from $28.2 million for the nine months ended September 30, 2016 (including $5.9 million of non-cash share-based compensation expense), mainly due to increased development and other corporate headcount to support the strategic growth plan and greater information technology expenses. As a percentage of revenue, adjusted central costs were 7% for the nine months ended September 30, 2017 and 6% for the nine months ended September 30, 2016.

Depreciation and amortization

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Depreciation and amortization was $17.1 million for the three months ended September 30, 2017, an increase of $3.9 million, or 30%, from $13.2 million for the three months ended September 30, 2016, primarily as a result of the recent completion of several capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue was 9% for the three months ended September 30, 2017 compared to 7% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Depreciation and amortization was $45.9 million for the nine months ended September 30, 2017, an increase of $6.3 million, or 16%, from $39.6 million for the nine months ended September 30, 2016, primarily as a result of the recent completion of several capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue increased slightly to 10% for the nine months ended September 30, 2017 from 9% for the nine months ended September 30, 2016.

Gain on extinguishment of debt

Three months ended September 30, 2017 compared to three months ended September 30, 2016

There was no gain on extinguishment of debt in the three months ended September 30, 2017 and September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

There was no gain on extinguishment of debt in the nine months ended September 30, 2017. In the nine months ended September 30, 2016, there was a gain on extinguishment of debt of $1.2 million. In June 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million were used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain reported in the statement of consolidated operations during the nine months ended September 30, 2016 of $1.2 million upon extinguishment of the debt, including the payment of a tax indemnity to its partners in respect of their income from the discount arising on the cancellation of the indebtedness.

Interest income, interest expense and foreign currency, net

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Interest income, interest expense and foreign currency, net was an expense of $10.2 million for the three months ended September 30, 2017, an increase of $4.0 million from an expense of $6.2 million for the three months ended September 30, 2016. The increase in net expense was primarily due to a foreign exchange loss of $1.5 million that was recognized in the three months ended September 30, 2017, compared to a foreign exchange gain of $1.4 million in the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Interest income, interest expense and foreign currency, net was an expense of $26.7 million for the nine months ended September 30, 2017, an increase of $13.4 million from an expense of $13.3 million for the nine months ended September 30, 2016. The increase in net expense was primarily due to a foreign exchange loss of $2.7 million that was recognized in the nine months ended September 30, 2017, compared to a foreign exchange gain of $9.2 million in the nine months ended September 30, 2016.

Provision for income taxes

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The provision for income taxes was $20.7 million in the three months ended September 30, 2017, an increase of $0.3 million or 1% from $20.4 million for the three months ended September 30, 2016. The movement in the provision for income tax and the effective tax rate for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 is mainly mainly due to the jurisdictional profit mix of earnings from continuing operations, which have decreased compared to the three months ended September 30, 2016 and have also been impacted by the costs associated with the Cap Juluca acquisition in May 2017. See Note 3.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The provision for income taxes was $17.6 million in the nine months ended September 30, 2017, a decrease of $7.6 million or 30% from $25.2 million for the nine months ended September 30, 2016. The movement in the provision for income tax and the effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 is mainly mainly due to the jurisdictional profit mix of earnings from continuing operations, which have decreased compared to the nine months ended September 30, 2016 and have also been impacted by the costs associated with the Cap Juluca acquisition in May 2017. See Note 3.

Gain on disposal of property, plant and equipment

Three months ended September 30, 2017 compared to three months ended September 30, 2016

A gain on disposal of $0.2 million was recorded in the three months ended September 30, 2017 compared to a $0.5 million gain in the three months ended September 30, 2016. The gain in the three months ended September 30, 2017 and 2016 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The remainder of the 2016 gain relates to the gain on sale of the spa building at Belmond Casa de Sierra Nevada, Mexico in September 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

A gain on disposal of $0.5 million was recorded in the nine months ended September 30, 2017 compared to a $0.8 million gain in the nine months ended September 30, 2016. The gain in the nine months ended September 30, 2017 and 2016 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The remainder of the 2016 gain relates to the gain on sale of the spa building at Belmond Casa de Sierra Nevada in September 2016.

Impairment of property, plant and equipment

Three months ended September 30, 2017 compared to three months ended September 30, 2016

There were no impairments of property, plant and equipment in the three months ended September 30, 2017. A property, plant and equipment impairment charge of $1.0 million was recorded in the three months ended September 30, 2016 which related to Belmond Orcaella.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

A property, plant and equipment impairment charge of $8.2 million was recorded in the nine months ended September 30, 2017. This consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at Belmond Northern Belle due to forecasted lower demand. There was a $1.0 million impairment of property, plant and equipment in the nine months ended September 30, 2016 which related to Belmond Orcaella.

Earnings from unconsolidated companies

Three months ended September 30, 2017 compared to three months ended September 30, 2016

Earnings from unconsolidated companies net of tax were $3.9 million for the three months ended September 30, 2017, a decrease of $0.7 million, or 15%, from $4.6 million for the three months ended September 30, 2016. This was largely the result of reduced earnings from the Company’s PeruRail joint venture, as a result of increases in fuel costs and other operating expenses.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

Earnings from unconsolidated companies net of tax were $7.8 million for the nine months ended September 30, 2017, an increase of $0.1 million, or 1%, from $7.7 million for the nine months ended September 30, 2016.

Net earnings from discontinued operations

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The earnings from discontinued operations for the three months ended September 30, 2017 were $Nil, compared with earnings of $Nil for the three months ended September 30, 2016.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The earnings from discontinued operations for the nine months ended September 30, 2017 were $0.1 million, compared with earnings of $0.1 million for the nine months ended September 30, 2016. Earnings from discontinued operations for the nine months ended September 30, 2017 and 2016 consisted largely of the reimbursement of overpaid legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 18 to the Financial Statements.

Net earnings/(losses)

Three months ended September 30, 2017 compared to three months ended September 30, 2016

The net earnings attributable to Belmond Ltd. for the three months ended September 30, 2017 were $7.8 million ($0.08 per common share) on revenue of $183.0 million, compared with net earnings of $22.9 million ($0.23 per common share) on revenue of $183.7 million for the three months ended September 30, 2016. The year-over-year decrease was attributable in part to depreciation and amortization which were $3.9 million higher in the three months ended September 30, 2017 compared to the three months ended September 30, 2016 as a result of the recent completion of a number of capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. The decrease in net earnings was also the result of a foreign exchange loss of $1.5 million recognized in the three months ended September 30, 2017 compared to a foreign exchange gain of $1.4 million that was recognized in the three months ended September 30, 2016. In addition, the earnings of the Company’s two Brazilian hotels were significantly impacted by declining revenue as a result of political and economic instability in the country, coupled with exceptionally high revenue and earnings in the three months ended September 30, 2016 due to the Summer Olympics in Rio de Janeiro.

Nine months ended September 30, 2017 compared to nine months ended September 30, 2016

The net losses attributable to Belmond Ltd. for the nine months ended September 30, 2017 were $15.3 million ($0.15 per common share) on revenue of $443.7 million, compared with net earnings of $29.7 million ($0.29 per common share) on revenue of $435.6 million for the nine months ended September 30, 2016. The year-over-year decrease was largely attributable to $14.0 million of acquisition-related costs associated with Cap Juluca and an impairment charge of $8.2 million in relation to Belmond Road to Mandalay and Belmond Northern Belle, partially offset by improved operating results. Acquisition-related costs for Cap Juluca represent professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla. Additionally, the net loss was a result of a foreign exchange loss of $2.7 million recognized in the nine months ended September 30, 2017 compared to a foreign exchange gain of $9.2 million recognized in the nine months ended September 30, 2016. There was also a gain on extinguishment of debt of $1.2 million in the nine months ended September 30, 2016 in connection with the early repayment of the development loan at Charleston Center LLC, compared with no gain on extinguishment of debt in the nine months ended September 30, 2017.

Other comprehensive income: Foreign currency translation adjustments, net

Foreign currency translation adjustments for the nine months ended September 30, 2017 were a gain of $46.9 million, compared to a gain of $7.5 million for the nine months ended September 30, 2016, arising from the retranslation of the Company’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The gain in the nine months ended September 30, 2017 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2016. In particular, the 12%, 9% and 5% appreciation of the euro, British pound and Russian ruble against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The gain in the nine months ended September 30, 2016 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 2015. In particular, the 20%, 15% and 3% appreciation of the Brazilian real, Russian ruble and euro against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payments on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At September 30, 2017, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $722.9 million (December 31, 2016 - $602.1 million), including a current portion of $6.8 million (December 31, 2016 - $5.3 million). See Note 10 to the Financial Statements. Additionally, Belmond had capital commitments at September 30, 2017 amounting to $11.0 million (December 31, 2016 - $7.8 million).

Belmond had cash and cash equivalents of $205.3 million at September 30, 2017, compared to $153.4 million at December 31, 2016. In addition, Belmond had restricted cash balances of $7.1 million, of which $6.4 million is classified as current restricted cash on the consolidated balance sheets and $0.7 million is classified in other assets (December 31, 2016 - $2.6 million, of which $1.8 million was classified in restricted cash and $0.8 million was classified in other assets). At September 30, 2017, there were undrawn amounts available to Belmond under committed lines of credit of $100.6 million (December 31, 2016 - $105.5 million), bringing total cash availability at September 30, 2017 to $305.9 million (December 31, 2016 - $258.9 million), excluding restricted cash. When assessing cash and cash equivalents within Belmond, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At September 30, 2017, Belmond had $6.8 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On July 3, 2017, Belmond amended and restated its credit agreement. The amended and restated credit agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022. The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn under the prior revolving credit facility, but not the debt of Charleston Centre LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies. A loss on modification of debt of $0.6 million (September 30, 2016 - $Nil) was recognized in the three and nine months ended September 30, 2017. The loss consisted of unamortized debt issuance costs relating to the amended and restated credit agreement.

On May 26, 2017, Belmond acquired Cap Juluca, a 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84.8 million, including an aggregate cash purchase price of $68.7 million, acquisition-related costs of $14.0 million and excluding a working capital credit of $2.1 million. The acquisition was funded from existing cash reserves and $45.0 million of borrowings under the Company’s prior revolving credit facility, which was repaid following the amendment and restatement of the credit agreement on July 3, 2017. See Notes 3 and 10 to the Financial Statements.

In March 2015, Belmond’s board of directors approved a program authorizing the Company to repurchase its shares of class A common stock up to the value of $75.0 million. No shares were repurchased during the nine months ended September 30, 2017. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

Covenant Compliance

At September 30, 2017, Belmond was financed with a $610.0 million Term Loan Facility and a $100.0 million Revolving Credit Facility. The amended and restated credit agreement limits Belmond’s ability to incur additional debt unless certain covenants are met. These covenants are measured on the performance of the consolidated group. The amended and restated credit agreement removed the minimum interest coverage ratio covenant test and increased the net leverage ratio permitted in the covenant test. The maximum net leverage test is measured quarterly based on Belmond’s trailing 12 months results. In addition, there was debt held by consolidated variable interest entities of $112.9 million relating to Charleston Center LLC. One of the loans ($112.0 million) contained two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC. Belmond was in compliance with its covenants as at September 30, 2017.
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
Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its amended and restated credit agreement.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $148.6 million at September 30, 2017 (December 31, 2016 - $107.4 million).

Cash Flow - Sources and Uses of Cash

At September 30, 2017 and December 31, 2016, Belmond had cash and cash equivalents of $205.4 million and $153.4 million, respectively. In addition, Belmond had restricted cash of $7.1 million (of which $6.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) and $2.6 million (of which $1.8 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as of September 30, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2017 was $64.2 million, compared to $67.9 million for the nine months ended September 30, 2016.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $15.4 million for the nine months ended September 30, 2017, a decrease of $45.1 million from net earnings of $29.7 million for the nine months ended September 30, 2016. Non-cash items affecting the calculation of net cash provided by operating activities included an impairment of property, plant & equipment of $8.2 million relating to Belmond Road to Mandalay and Belmond Northern Belle recorded during the nine months ended September 30, 2017 compared to a $1.0 million impairment of property, plant and equipment in the nine months ended September 30, 2016 relating to Belmond Orcaella. In addition, during the nine months ended September 30, 2016 there was a $1.2 million gain on extinguishment of debt and a $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a municipal agency. Operating cash flows were also affected by the fact that net losses from continuing operations for the nine months ended September 30, 2017 included a non-cash loss from foreign currency translation of $2.7 million, compared to a non-cash gain from foreign currency translation of $9.2 million for the nine months ended September 30, 2016.

Investing Activities. Net cash used in investing activities was $111.6 million for the nine months ended September 30, 2017, compared to net cash used in investing activities of $37.8 million for the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, $68.6 million, net of cash acquired, was used for the acquisition of Cap Juluca. See Note 3 to the Financial Statements. There were no acquisitions during the nine months ended September 30, 2016.

Capital expenditure to acquire property, plant and equipment of $43.0 million during the nine months ended September 30, 2017 included $3.8 million at Belmond Copacabana Palace on the full refurbishment of the Pergula Restaurant, $3.7 million for the Venice Simplon-Orient-Express related to statutory maintenance works, $3.0 million at Belmond Grand Hotel Europe for improvements to the hotel's heating and air conditioning system and renovation of its deluxe rooms, $2.9 million on corporate projects, which included the Company's new enterprise resource planning system and website, with the balance being for routine capital expenditures, $2.7 million at Belmond La Residencia for the addition of six new suites and $2.6 million at Belmond Hotel Cipriani for works related to the renovation of two existing junior suites and the addition of a new junior suite.

Capital expenditure to acquire property, plant and equipment of $40.6 million during the nine months ended September 30, 2016 included $5.2 million at Belmond Charleston Place related to the cost of adding a new high-end sports pub which opened in July 2016 as well as for roof replacement works, $4.2 million on the Venice Simplon-Orient-Express related to statutory maintenance works and the phased installation of air-conditioning, $3.8 million at Belmond Mount Nelson Hotel for the renovation of rooms in the hotel's main building, $3.7 million on the Belmond Grand Hibernian train which commenced operations in August 2016, $3.6 million at Belmond La Residence d’Angkor primarily for a rooms renovation project, with the balance being for routine capital expenditures.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2017 was $91.0 million, compared to net cash provided by financing activities of $11.1 million for the nine months ended September 30, 2016.

On July 3, 2017, Belmond amended and restated its credit agreement which had previously consisted of (a) a seven-year $552.0 million term loan facility consisting of a $345.0 million U.S. dollar tranche and a €150.0 million euro-denominated tranche (equivalent to $207.0 million at drawdown), scheduled to mature on March 21, 2021 and (b) a $105 million revolving credit facility scheduled to mature on March 21, 2019.

The amended and restated credit agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022. The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn during the nine months ended September 30, 2017 under the prior revolving credit facility, but not the debt of Charleston Center LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies.

During the nine months ended September 30, 2016, Charleston Center LLC refinanced its $86.0 million loan secured on its real and personal property with an amended $112.0 million loan. The additional proceeds of $26.0 million were used to repay a 1984 development loan from a municipal agency and associated accrued interest.

Principal repayments under long-term debt were therefore $548.8 million for the nine months ended September 30, 2017 compared to $12.6 million for the nine months ended September 30, 2016.

In addition, the nine months ended September 30, 2016 included a cash outflow of $2.0 million in relation to repurchases of Belmond’s class A common stock. There were no share repurchases in the nine months ended September 30, 2017.

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

There were $11.0 million of capital commitments outstanding at September 30, 2017 (December 31, 2016 - $7.8 million) relating to project developments and refurbishment for existing properties.

Indebtedness

As at September 30, 2017, Belmond has $722.9 million (December 31, 2016 - $602.1 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at September 30, 2017 is net of the unamortized original issue discount of $3.3 million (December 31, 2016 - $1.5 million) and unamortized debt issuance costs of $14.6 million (December 31, 2016 - $9.5 million), both of which are amortized through interest expense over the term of the loans.

On July 3, 2017, Belmond amended and restated its credit agreement. The amended and restated agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022.

As at September 30, 2017, Belmond is financed with a $610.0 million Term Loan Facility and a $100.0 million Revolving Credit Facility.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($399.0 million currently outstanding) and a euro-denominated tranche (€178.6 million currently outstanding, equivalent to $211.0 million as at September 30, 2017). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.
The Revolving Credit Facility bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount. As at September 30, 2017 the Revolving Credit Facility is undrawn and including other working capital facilities the Company has $100.6 million available to draw.
The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, as at September 30, 2017 is 6.3 years, and the weighted average interest rate is 3.99% which incorporates the effect of derivatives which are used to mitigate interest rate risk. See Note 10 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities as at September 30, 2017 included above comprises $112.9 million (December 31, 2016 - $113.1 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million but keeping the original 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum and has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency and associated accrued interest.

Including debt of consolidated variable entities, approximately 29% of the outstanding principal amount of Belmond’s consolidated debt is in euros and the balance primarily in U.S. dollars, and 52% of borrowings of Belmond are at floating interest rates as at September 30, 2017.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at September 30, 2017:

	Contingent guarantee	Duration
September 30, 2017	$ millions

PeruRail joint venture:
Concession performance	9.9	through May 2018
Peru hotel joint venture:
Debt obligations	16.3	through 2021

Total	26.2

Belmond has contingently guaranteed, through 2021, $16.3 million of debt obligations of the joint venture in Peru that operates five hotels and has also contingently guaranteed the PeruRail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9.9 million, through May 2018. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As at September 30, 2017, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate to be paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would increase by approximately $3.7 million based on borrowings outstanding at September 30, 2017.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at September 30, 2017 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 20, there is no material potential impact on net earnings at September 30, 2017 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

Dated:  November 7, 2017

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to July 2, 2014 Form 8-K Current Report	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to June 21, 2007 Form 8-K Current Report	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to April 23, 2007 Amendment No. 1 to Form 8-A Registration Statement	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to December 10, 2007 Form 8-K Current Report	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement (Exhibit 3.3)
3.5	Exhibit 4.3 to May 27, 2010 Form 8-K Current Report	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement (Exhibit 3.3)
10.1	Exhibit 10.1 to July 6, 2017 Form 8-K Current Report
Amended and Restated Credit Agreement dated July 3, 2017, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, and Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Fifth Third Bank and JPMorgan Chase Bank, N.A.

31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file