Form 10-K
period 2017-12-31
Belmond Ltd.
filed 2018-03-01
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2017

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
 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2017 (the last business day of the registrant’s second fiscal quarter in 2017) was approximately $1,335,000,000.
 As of February 15, 2018, 102,394,570 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 18(c) to the Financial Statements (Item 8)).

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

Belmond properties and their locations

Hotels

1. Belmond Hotel Cipriani, Venice
2. Belmond Hotel Splendido, Portofino
3. Belmond Splendido Mare, Portofino
4. Belmond Villa San Michele, Florence
5. Belmond Castello di Casole, Tuscany
6. Belmond Hotel Caruso, Amalfi Coast
7. Belmond Grand Hotel Timeo, Taormina
8. Belmond Villa Sant' Andrea, Taormina Mare
9. Belmond La Residencia, Mallorca
10. Belmond Reid's Palace, Madeira
11. Belmond Le Manoir aux Quat'Saisons, Oxfordshire
12. Belmond Grand Hotel Europe, St. Petersburg
13. '21' Club, New York (restaurant)
14. Inn at Perry Cabin by Belmond, Maryland
15. Belmond Charleston Place, Charleston
16. Belmond El Encanto, Santa Barbara
17. Belmond Maroma Resort and Spa, Riviera Maya
18. Belmond Casa de Sierra Nevada, San Miguel de Allende
19. Belmond Cap Juluca, Anguilla
20. Belmond La Samanna, St Martin
21. Belmond Miraflores Park, Lima
22. Belmond Sanctuary Lodge, Machu Picchu
23. Belmond Hotel Monasterio, Cusco
24. Belmond Palacio Nazarenas, Cusco
25. Belmond Hotel Rio Sagrado, Sacred Valley
26. Belmond Las Casitas, Colca Canyon
27. Belmond Hotel das Cataratas, Iguassu Falls
28. Belmond Copacabana Palace, Rio de Janeiro
29. Belmond Mount Nelson Hotel, Cape Town
30. Belmond Khwai River Lodge, Moremi Reserve
31. Belmond Eagle Island Lodge, Okavango Delta
32. Belmond Savute Elephant Lodge, Chobe Reserve
33. Belmond La Résidence d'Angkor, Siem Reap
34. Belmond Governor's Residence, Yangon
35. Belmond Napasai, Koh Samui
36. Belmond La Résidence Phou Vao, Luang Prabang
37. Belmond Jimbaran Puri, Bali
38. Ubud Hanging Gardens, Bali

Trains & Cruises

39. Venice Simplon-Orient-Express, Europe
40. Belmond British Pullman, London
41. Belmond Royal Scotsman, Edinburgh
42. Belmond Grand Hibernian, Ireland
43. Belmond Afloat in France, Burgundy
44. Peru Rail, Peru
45. Belmond Andean Explorer, Peru
46. Eastern & Oriental Express, Southeast Asia
47. Belmond Road to Mandalay, Ayeyarwady River

Future Hotel Opening

48. Belmond Cadogan Hotel, London

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

Introduction

Belmond is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies. The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1994. Belmond currently owns, partially-owns and/or operates 46 properties (excluding one additional business scheduled for a future opening, the Belmond Cadogan Hotel in London, England), consisting of 36 highly individual deluxe hotels, one stand-alone restaurant, seven tourist trains and two river/canal cruise businesses. This portfolio includes one long-term leased hotel in Bali, Indonesia where the owner dispossessed Belmond from operation of the hotel in November 2013 (see Item 3—Legal Proceedings). The locations of Belmond's 46 properties operating in 24 countries are shown in the map on the preceding page. Belmond acquires, leases or manages only distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

Revenue, earnings and identifiable assets of Belmond in 2017, 2016 and 2015 for Belmond's business segments and geographic areas are presented in Note 24 to the Financial Statements (Item 8). Belmond's operating segments are aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, owned trains and cruises, part-owned/managed hotels, and part-owned/managed trains.

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

Hotels represent the largest part of Belmond’s business, contributing 86% of revenue in 2017, 87% of revenue in 2016 and 87% in 2015. Trains and cruises accounted for 13% of revenue in 2017, 13% of revenue in 2016 and 13% in 2015. Approximately 80% of Belmond’s customer revenue in 2017 was from leisure travelers, with approximately 44% originating from North America, 41% from Europe and the remaining 15% from elsewhere in the world.

Belmond’s worldwide portfolio of hotels currently in operation consists of 3,203 individual guest rooms and multiple-room suites, each known as a “key”. Hotels owned by Belmond in 2017 achieved an average daily room rate (“ADR”) of $510 (2016 - $490; 2015 - $481) and a revenue per available room (“RevPAR”) of $309 (2016 - $298; 2015 - $295).

In recent years, Belmond has sold to third parties a number of properties not considered key to Belmond’s portfolio of unique, high-valued properties. In March 2014, Belmond sold Inn at Perry Cabin by Belmond on the eastern shore of Maryland, with Belmond continuing to manage the hotel under a ten-year management agreement (that permits termination on the fifth anniversary of the agreement) with the new owner. In May 2015, Belmond, together with its joint venture partner, each sold its 50% ownership interest in the entity which owned the Hotel Ritz by Belmond in Madrid, Spain and Belmond ended its agreement to manage the hotel. See Note 7 to the Financial Statements. On November 6, 2017, the entity that leased Belmond Orcaella provided notice of termination to the owner in respect of its charter agreement and on November 2, 2017, Belmond sold its interest in the entity which wholly owned Belmond Northern Belle. See Note 5 to the Financial Statements.

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

On March 21, 2014, Belmond entered into a $657,000,000 senior secured credit facility, consisting of a $552,000,000 seven-year term loan and a $105,000,000 five-year, dual-currency revolving credit facility. The term loan comprised a $345,000,000 U.S. dollar-denominated tranche and a €150,000,000 euro-denominated tranche ($207,000,000 as of the completion date). Belmond used the proceeds from the term loan to refinance substantially all of the funded debt of Belmond (other than the debt of Belmond Charleston Place, a consolidated variable interest entity with separate non-recourse financing). On June 2, 2015, Belmond entered into an amendment to its senior secured credit facility to reduce the interest rate on the euro-denominated tranche to EURIBOR plus a 3.00% margin from EURIBOR plus a 3.00% margin. The Company amended and restated its senior secured credit facility on July 3, 2017 to increase the term loan, extend the maturity dates on the revolving credit facility and the term loan to July 3, 2022 and July 3, 2024, respectively, and decrease the interest rates imposed on borrowings. The amended and restated credit agreement consists of a $603,434,000 seven-year term loan and a $100,000,000 five-year, multi-currency revolving credit facility. The term loan consists of a $400,000,000 U.S. dollar-denominated tranche and a €179,000,000 million euro-denominated tranche ($203,434,000 as of the completion date). See Note 11 to the Financial Statements.

In August 2014, Charleston Center LLC entered into an $86,000,000 loan secured on its real and personal property. This loan had no amortization and is non-recourse to Belmond. This loan had an August 2019 maturity and an interest rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112,000,000 new loan with the same August 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain, reported in the statements of consolidated operations during the year ended December 31, 2016, of $1,200,000 upon the extinguishment of the debt, including the payment of a tax indemnity to our partners in respect of their allocation of income from the discount arising on the cancellation of indebtedness. See Note 11 to the Financial Statements.

On July 8, 2014, Belmond announced the execution of a management agreement with Cadogan Hotel Partners Limited to operate Belmond Cadogan Hotel, a 64-key hotel in the Knightsbridge area of London, England. The 127-year old hotel closed at the end of July 2014 to undergo a $48,000,000 investment project. The fully renovated and re-conceptualized Belmond Cadogan Hotel is expected to open at the end of 2018 with refurbished public areas and the reconfiguration reduced to 54 keys in order to accommodate demand from luxury travelers for larger junior suites and suites.

On August 30, 2016, the Company commenced operations of Belmond Grand Hibernian, the first overnight luxury rail experience of its kind in Ireland. The luxury sleeper train accommodates up to 40 guests in 20 en-suite cabins. Belmond Grand Hibernian builds on the Company's expertise in operating a stable of the world's most famous trains, including Belmond Royal Scotsman, currently the U.K.'s only luxury touring sleeper train, and the legendary Venice Simplon-Orient-Express and Hiram Bingham in Peru.

On April 7, 2017, the Company and its joint venture partner acquired Las Casitas, a 20-key resort located in Colca Canyon in southern Peru. It is located on a 24 hectare site with 20 luxury individual bungalows. A soft goods renovation was completed in 2017, during which time the property remained open.

On May 4, 2017, PeruRail commenced operations of Belmond Andean Explorer, a luxury sleeper train running through the Peruvian Highlands from Cusco to Lake Titicaca and Arequipa, accommodating up to 68 passengers. It consists of 21 carriages, which

Belmond owned and operated in Australia through 2003 and sold to PeruRail in 2016. The train was shipped from Australia to Peru and underwent renovations to its interiors to a luxury standard.

On May 26, 2017, the Company acquired Cap Juluca, a 96-key luxury resort on the Caribbean Island of Anguilla, British West Indies. At the same time, the Company also entered into a 125-year ground lease with the Government of Anguilla for property that comprises approximately 167 acres, including approximately 250,000 square feet of additional developable beachfront land. See Note 4 to the Financial Statements. The resort is currently undergoing reconstruction and renovations following its acquisition and the impact of Hurricanes Irma and Jose in September 2017. See Note 8 to the Financial Statements.

On February 8, 2018, the Company acquired Castello di Casole resort and estate, which comprise the 39-key Castello di Casole hotel, together with high-quality vineyards and olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 16 remain for sale, with three subject to non-binding reservation letters of intent to purchase and two expected to be converted into new villas as part of the hotel inventory. See Note 26 to the Financial Statements.

Owned Hotels—Europe

Italy

Belmond Hotel Cipriani—96 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service. Most of the rooms have views overlooking the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants -- one of which gained a Michelin star, the Oro Restaurant -- gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and fitness center, and a large banquet and meeting facility situated in an historic refurbished warehouse. In 2016, 15 rooms in the Palazzo Vendramin and Palazzetto were refurbished. In 2017, the library was refurbished and converted into a new junior suite, along with the refurbishment of three existing keys, the addition of four cabanas in the pool area, and the creation of a casual trattoria restaurant, the Giudecca 10 within the existing breakfast room. During the 2017/2018 closure, the Cip's Club restaurant will be renovated and the Oro Restaurant Terrace refurbished.

Belmond Hotel Splendido and Belmond Splendido Mare—83 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool, spa and tennis court. There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Belmond Splendido Mare on the harbor below. In 2016, ten suites and guest rooms were refurbished at Belmond Hotel Splendido and a further ten guest rooms were refurbished in 2017. Also in 2017, the facade of Belmond Hotel Splendido was restored and balconies added to 12 guest rooms. During the 2017/2018 closure, ten guest rooms will be refurbished and the Ginepro meeting room will be converted into two suites and one junior suite.

Belmond Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  Belmond has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool. A shuttle service is provided into the UNESCO World Heritage listed center of Florence. The property occupies ten acres. In 2016, the property created a new function facility to cater to the popular wedding and celebrations market. In 2017, four keys were refurbished, one key was added by converting the Kid's Club into a guestroom, a new outdoor bar within the Italian garden was added, and the ground floor public areas were refurbished.

Belmond Hotel Caruso—50 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archeological sites such as Pompeii and Paestum. The Amalfi coast, the city of Naples and the archeological sites have been designated UNESCO World Heritage sites. Once a nobleman’s palace, parts of the building date to the 11th century. Operated as a hotel for many years, Belmond rebuilt the property after acquiring it and reopened it in 2005. Amenities include two restaurants, a swimming pool, spa and extensive gardens. In 2017, 15 keys were refurbished and one junior suite was added in an underused public area. During the 2017/2018 closure, a junior suite will be added, along with a new hair salon. In addition, a staff dining room will be relocated to allow for the addition of a new spa and fitness center will be added. The adjacent Villa Margarita was purchased in 2017 and will be converted into a guest house with two bedrooms.

Belmond Grand Hotel Timeo—70 keys—in Taormina, Sicily was purchased in January 2010 and renovated during winter closure periods since then. With panoramic views of Mount Etna (a UNESCO World Heritage site) and the Gulf of Naxos from its main terrace, this hotel is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater. Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional specialties, a spa and fitness center, swimming pool, and separate banqueting and conference facilities, all surrounded by six acres of parkland. In 2017, 25 keys were renovated in the main hotel building and the public areas of Villa Flora were renovated.

Belmond Villa Sant’Andrea—69 keys—was purchased and renovated at the same time as Belmond Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with its own beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant and swimming pool looking onto the Calabrian coast. Belmond completed construction in May 2014 of six poolside suites. During the 2015/16 winter closure, four new units were built (three junior suites and one double room) in a prime location on the pool side of the property with stunning views of the Bay. In 2017, 26 keys were refurbished and improvements were made to the outdoor restaurant and bar. During the 2017/2018 closure, the existing banquet room will be converted into three junior suites with the added flexibility to use one of the suites as a meeting room, an additional 26 keys will be refurbished, and a new outdoor lightweight structure will be added for banqueting. Belmond Grand Hotel Timeo and Belmond Villa Sant'Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

Castello di Casole—39 keys—is located within easy access of both Florence and Sienna. A historic castle dating from the 10th century, the resort and estate span 1,500 hectares and comprise the Castello di Casole hotel, together with high-quality vineyards and olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 16 remain for sale, with three subject to non-binding reservation letters of intent to purchase. Starting in 2018, the Company expects to invest $9.0 million in a phased refurbishment of the hotel over four years, including the addition of two new villas on two residential plots that will be retained, bringing the resort's total key count to 41. The resort and estate will be rebranded upon the Company assuming management of the property.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

Belmond La Residencia—74 keys including a separate villa—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca with panoramic views of the Tramuntana Mountains, a UNESCO World Heritage site. The core of Belmond La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features two restaurants, including the gastronomic El Olivo, meeting rooms for up to 100 guests, two large swimming pools, tennis courts and a spa and fitness center with an indoor pool. In 2015, the property refurbished 12 junior suites and created a new bar. During the 2015/16 winter closure, the property commenced the first phase of the construction of six new suites and the units were added to the hotel inventory in the spring of 2017. During the 2017/2018 closure, 15 rooms will be renovated to create 12 guest rooms and one designer suite.

Portugal

Belmond Reid’s Palace—158 keys—is a famous hotel on the island of Madeira, situated on ten acres of semitropical gardens on a cliff top above the sea and the bay of Funchal, the main port city. Opened in 1891, the hotel has five seasonal restaurants and banquet/meeting facilities. Leisure and sports amenities include fresh and sea water swimming pools, a third tide-filled pool, tennis courts, ocean water sports, a spa and fitness center and access to two championship golf courses. It has year-round appeal, serving both winter escapes to the sun and regular summer holidays. In 2017, renovations were completed in the main building with the relocation of the reception and main entrance, the breakfast room was converted into meeting rooms, and the Pool Restaurant and Bar were renovated.

United Kingdom

Belmond Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London. The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design. The property was developed by Raymond Blanc, one of Britain’s most famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide. Mr. Blanc has a four-year commitment that commenced January 2015 to remain the chef-patron at the hotel. The hotel recently expanded its event and meeting space to increase its appeal to social and corporate groups. In 2016, the La Bourgogne private dining room was renovated.

Belmond Cadogan —54 keys—is a 127-year old hotel located in the heart of London on Sloane Street. When it opens, as currently expected by year-end 2018, the Belmond Cadogan will reflect a thorough renovation that will bring contemporary classic design to this historic collection of buildings. The scope of the renovation includes the complete refurbishment of all public areas and the reconfiguration of 64 keys to 54 to create larger junior suites and suites. Built in 1887 in the Queen Anne style, the hotel has played an integral role in the social history of the Kensington and Chelsea areas. Belmond will operate the hotel under a third-party hotel management agreement.

Russia

Belmond Grand Hotel Europe—266 keys—in St. Petersburg was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the UNESCO World heritage listed heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the commercial center.  There are three restaurants on the premises, as well as a grand ballroom, meeting facilities, a spa and fitness center, and several retail shops. Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.5% minority interest in the hotel building. Recent improvements include six ultra-luxury suites that opened in July 2014, a new concept restaurant by a top designer, and improved meeting and banqueting rooms. In 2016, the property commenced renovations to its famous Krysha ballroom, which were completed in 2017. In 2017, renovation work commenced on the replacement of seven elevators with a planned completion at the end of 2019, refurbishment of 114 guest rooms including upgrades to the heating, ventilation, and air conditioning systems, and renovations to the Mezzanine Café to be completed in mid-2018.

Owned Hotels—North America

United States

Belmond Charleston Place—434 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a spa, fitness center and rooftop swimming pool, and a shopping arcade of 22 retail outlets leased by third parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. In December 2015, the property completed a three-year phased refurbishment of all of its guest rooms. In 2016, the property refurbished a retail outlet space, converting it into an upscale sports bar with direct access to Market Street, a busy main street in Charleston. Other upgrades in 2016 included the addition of an outdoor Roof Terrace & Bar, the renovation and expansion of the Thoroughbred Bar increasing capacity by 40%, and the completion of the renovation of the ballroom and conference facilities. In 2017, the reception and spa were renovated and in December 2017, the property commenced the renovation of the Charleston Grill, with an expected completion planned for early 2018.

While Belmond has a 19.9% equity interest in Belmond Charleston Place, Belmond manages the property under an exclusive long-term contract and has a number of outstanding loans to the hotel. On evaluating its various interests in the hotel, Belmond has concluded that it is the primary beneficiary of this variable interest entity and, accordingly, consolidates the assets and liabilities of the hotel in Belmond’s balance sheets and consolidates the hotel’s results in Belmond’s statements of operations, comprehensive income and cash flows. See Note 6 to the Financial Statements.

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

Caribbean

Belmond Cap Juluca—96 keys—is located on the island of Anguilla in the British West Indies. It is set amid 179 acres of stunning tropical landscape and inland waterways overlooking the nearby St. Maarten mountains. Belmond Cap Juluca is an exclusive luxury hotel built in Greco-Moorish style on a white sandy beach. The Company acquired the property in May 2017 and also entered into a 125-year ground lease for property that comprises approximately 167 acres, including approximately 250,000 square feet of additional developable land. The property is undergoing a full renovation following its acquisition and the impact of Hurricanes Irma and Jose in September 2017, the renovations to include the addition of 20 new keys and two new-build casitas, a new spa and fitness center, outdoor pool, beach bar, meeting space and the renovation of two existing restaurants and bar. The property is currently expected to reopen in November 2018. See Notes 4 and 8 to the financial statements.

Belmond La Samanna—91 keys including eight villas—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of owned land along a 4,000-foot beach. Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens. The hotel is open most of the year, seasonally closing during the autumn months. In recent years, Belmond has renovated many of the guest rooms and the main restaurant, bar and lobby area. The eight luxury villas located on part of the 35 acres of owned vacant land adjoining Belmond La Samanna provide additional villa-suite room stock for the hotel. The remaining land is available for future expansion. The hotel suffered damage from Hurricanes Irma and Jose in September 2017 during the hotel's annual closure. The renovation of ten keys had commenced and remedial works were also underway for a cliff stabilization project. The cliff stabilization project has been completed and the Company is currently contemplating a substantial reconstruction and renovation program conditioned on a significant restructuring of the cost structure of the hotel. If the Company proceeds with the reconstruction and renovation program, the expected re-opening would be in December 2018. See Note 8 to the financial statements.

Mexico

Belmond Maroma Resort and Spa—63 keys—is on Mexico’s Riviera Maya on the Caribbean coast of the Yucatan Peninsula, about 30 miles south of Cancun. The resort opened in 1995 and is set in 25 owned acres of verdant jungle along a 1,000-foot beach. The Cozumel barrier reef is offshore where guests may fish, snorkel and scuba-dive. Important Mayan archeological sites are nearby. Rooms are arranged in low-rise villas and there are three restaurants, three swimming pools, tennis courts and spacious spa facilities. The hotel purchased a beach concession on an adjacent piece of land in 2016. Belmond also owns a 28-acre tract adjacent to Belmond Maroma Resort and Spa for hotel expansion or construction of other improvements. Phase 1 planning efforts commenced in 2017 in advance of a planned renovation in 2019 to include the addition of ten keys and two new event palapas, along with upgrades to infrastructure and landscaping.

Belmond Casa de Sierra Nevada—37 keys—is a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site. Opened in 1952, the hotel consists of nine owned Spanish colonial buildings built in the 16th and 18th centuries.  Belmond has renovated the hotel, including its restaurant, and has built new suites as well as a swimming pool, spa and garden area. The total site is approximately two acres. Belmond also owns a nearby cooking school and retail shop operated in conjunction with the hotel. In 2017, a phased guestroom renovation of all 37 keys and public areas, along with the addition of a spa and fitness center, commenced while the hotel remained open with completion scheduled for early 2018.

Owned Hotels—Rest of World

South America

Belmond Copacabana Palace—239 keys—was built in the 1920s on a three-acre owned site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil. It is a famous hotel in South America and features two fine-dining restaurants, 13 function rooms hosting up to 1,300 guests, including the hotel’s refurbished former casino rooms, a 25 meter-long swimming pool, spa and fitness center, and a roof-top tennis court and a private roof-top plunge pool for the penthouses. In December 2012, Belmond completed a two-year phased refurbishment of the guest rooms in the main building including an expanded and restyled lobby and, in early 2014, converted one of the hotel's bars into a new pan-Asian restaurant. Upgrades in 2017 included the renovation of the Pergula Restaurant, which is the main three-meal restaurant for the hotel located on the ground level with seating overlooking the pool, upgrades to the pool area, and a new energy management system. Third parties own a less than 2% minority interest in the hotel.

Belmond Hotel das Cataratas—187 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, a UNESCO World Heritage site. Belmond was awarded in 2007 a 20-year lease of the hotel from the government. It is the only hotel in the national park on the Brazilian side of the falls. First opened in 1958 on about four acres, the hotel has two restaurants, two bars, conference facilities, a swimming pool, spa, fitness center and tennis court, and tropical gardens looking onto the falls. In 2017, the hotel completed the renovation of 23 keys. Belmond had applied in 2009 to the Brazilian Ministry of Planning, Budget and Management for an amendment of the lease, but the Secretary of the Ministry denied the application in September 2014. Belmond thereafter claimed against the Federal Government for breach of the lease and received interlocutory relief at the trial court in the form of a 25% lease reduction and an injunction on the Federal Government from taking any action inconsistent with the court's decision, which was affirmed twice on appeal. The Federal Court subsequently issued a preliminary decision in October 2017 denying in part the Company's claim for modification of the lease concession and ordering the Company to pay the stated rent in the lease. This ruling has also been affirmed on appeal. See "Item 3—Legal Proceedings."

Belmond Miraflores Park—89 keys—is located in the fashionable Miraflores residential district of Lima, Peru. This all-suite owned hotel, occupying about an acre of land, faces the Pacific Ocean and is conveniently located to the city's commercial and cultural centers. Following a five-month closure for a $7,500,000 renovation project, Belmond reopened the hotel in April 2014 with refreshed guest accommodations, conference facilities and public areas. The hotel features two restaurants, large banqueting and meeting rooms and an exclusive lounge for guests staying on the upper floors. Leisure facilities include a spa, gym and rooftop swimming pool with ocean views. During 2016, the property converted former office space on its third floor into eight executive guest rooms. In 2017, planning commenced for the renovation of the lobby and three garden suites, scheduled to be completed in 2018. See also "Item 3—Legal Proceedings."

Africa

Belmond Mount Nelson Hotel—198 keys—in Cape Town, South Africa is a famous historic property opened in 1899. With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has two restaurants, a ballroom, two swimming pools, tennis courts, a spa and fitness center, and a business center with meeting rooms, all situated on ten acres of owned grounds. In 2012, Belmond renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens and, in 2013, refurbished an additional 36 guest rooms. In 2014, Belmond refurbished eight junior suites and 18 suites, including its eight garden cottages. In 2015, the hotel's original ballroom and three conference rooms were renovated and in 2016, 48 keys in the main building were upgraded and refurbished. In 2017, significant upgrades were made to the entry drive, porte cochere, reception lobby, and Tea Lounge and Bar. The hotel has expansion potential through conversion of adjacent owned residential properties.

Belmond Khwai River Lodge, Belmond Eagle Island Lodge and Belmond Savute Elephant Lodge—39 keys in total—comprise Belmond’s African safari experience in Botswana consisting of three separate game-viewing lodges. Established in 1971, Belmond holds leases to the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats. The leases expire between 2021 and 2041. Botswana's Okavango Delta was added to the UNESCO World Heritage list in June 2014. Each camp has 12 or 15 luxury one bedroom tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites. In 2015, Belmond closed Belmond Eagle Island Lodge to undertake a full refurbishment of the property and re-opened it in November 2015. Conde Nast Traveller included Belmond Eagle Island Lodge on its 2016 Hotlist and the property received an award from International Property & Travel in 2016. Belmond Savute Elephant Lodge closed in November 2017 for a full renovation and is expected to open in May 2018. The renovation includes upgrades to the infrastructure, enhancements to finishes, new food and beverage outlets including outdoor dining, a swimming pool, and the addition of a spa tent.

Asia

Belmond Napasai—68 keys including 14 private villas—is located on its own beach on the north side of Koh Samui island of Thailand in the Gulf of Siam. It originally opened in 2004 and features two restaurants, tennis courts, a swimming pool, a spa and water sports such as sailing, diving and snorkeling in the nearby coral reef. The guest rooms and garden cottages are arranged in sea view on a total site of about 40 owned acres, which includes vacant land for future expansion. The villas, most of which are owned by third parties, are available for rent by hotel guests.

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

Belmond Hotel Monasterio—122 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru and a UNESCO World Heritage site. The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1965, and has been upgraded since then. The guest rooms and two restaurants are arranged around open-air cloisters. Many of the guest rooms are specially oxygenated due to Cusco's high altitude. In 2015, Belmond completed a three-year phased renovation of guest rooms and bathrooms. The site measures approximately three acres under long-term lease until 2037, with options to renew until 2067. In 2017, we commenced the first phase of planning for the soft goods renovation of the lobby bar and two restaurants, which is expected to be completed in 2018.

Belmond Palacio Nazarenas—55 keys—is located adjacent to Belmond Hotel Monasterio in Cusco and is a former palace and convent which the joint venture has rebuilt as a separate hotel and opened in June 2012. This is an all-suite hotel arranged around courtyards and features oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar. During construction, archeologists discovered Incan artifacts and foundations which have been preserved and displayed in the hotel. The property is subject to a lease until 2042, with an option to renew until 2067. In 2017, the joint venture commenced the first phase of planning to upgrade the main restaurant, which is expected to be completed in 2018.

Belmond Sanctuary Lodge—31 keys—is the only hotel at the famous mountaintop Inca ruins at Machu Picchu, a UNESCO World Heritage site. All of the rooms have been refurbished to a high standard. In 2016, the joint venture completed a three-year phased renovation of all guest rooms and suites, as well as the hotel's reception and public areas. In 2017, the Tinkuy buffet restaurant was refurbished. The joint venture leases the hotel as well as seven acres for possible future expansion at the foot of the ruins, close to the town on the Urubamba River where tourists arrive by train. The lease has been extended to 2025. See Item 3 — Legal Proceedings.

Belmond Hotel Rio Sagrado—23 keys including two villas—is owned by Belmond's Peru hotel joint venture and is located in the Sacred Valley of the Incas between Cusco and Machu Picchu. Opened in 2009, this rustic hotel has a spa with indoor plunge pool and extensive gardens beside the Urubamba River on a site of about six acres set against an imposing mountain backdrop.  The Sacred Valley is a popular part of holiday itineraries in Peru, and a station on Belmond’s PeruRail train service is a short distance from the hotel. During 2013, the joint venture refurbished the guest rooms, enlarged the spa and installed an outdoor heated swimming pool. In 2014, the property enhanced the main entry arrival with a new entry drive and landscape improvements and added a train platform/lounge to accommodate Hiram Bingham train guests stopping at the hotel. In 2015, the joint venture acquired an adjacent parcel of land of approximately two and a half acres on which the joint venture is contemplating further development.

Belmond Las Casitas—20 keys—is located in Colca Canyon, a river canyon in southern Peru famed for being one of the world's deepest and a habitat for the giant Andean condor and having pre-Inca roots. It is located on a 24 hectare estate with 20 luxury individual bungalows, each with a private terrace, plunge pool, fireplace, indoor and outdoor shower, and hot tub. The resort includes a library, outdoor pool, spa, and restaurant and bar, with an on-property farm that provides organic produce for the restaurant. The Company acquired the property through its 50%/50% joint venture in Peruvian hotels in May 2017 and a soft goods renovation was completed in 2017.

Owned Trains and Cruises

Venice Simplon-Orient-Express comprises 18 historic railway cars, all of which have been refurbished in original 1920s/1930s décor and meet modern safety standards. It operates once or twice weekly principally between multiple cities and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. The journey from London to Venice departs from London Victoria station on the Belmond British Pullman train; passengers then cross the English Channel by coach on the Eurotunnel shuttle train. Occasional trips are also made to Vienna, Prague, Berlin, Copenhagen, Stockholm, Budapest and Istanbul. During 2015, the bar was completely refurbished and in 2016 and 2017 respectively, air conditioning and Wi-Fi were added throughout the train. During the 2017/2018 winter closure, one carriage will be converted into three grand suites with en-suite showers. Venice-Simplon-Orient-Express is made up of three dining cars, one bar car and sleeper cars carrying up to 182 passengers in 85 double and 12 single cabins. Venice Simplon-Orient-Express is also available for charter by private groups.

Belmond British Pullman consists of 11 Pullman dining cars in Britain which operate all year originating out of London on short excursions to places of historic, scenic or sporting interest in southern England, including some weekend trips when passengers stay at local hotels. Full fine dining is offered on every departure.

Belmond Royal Scotsman is a luxury sleeper train owned by Belmond and comprises nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a bar/observation car, and accommodates up to 40 passengers. In 2017, the bar/observation car was renovated and a spa car with two treatment rooms was added. Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest. A soft goods renovation of the public areas was completed in 2017.

Belmond Grand Hibernian is a luxury sleeper train owned by Belmond and comprises ten Georgian-styled railway cars, including five sleeping cars (each compartment with a private bathroom), two dining cars, a bar/observation car and accommodates up to 40 passengers. It operates from April to October and travels on three itineraries through the Irish countryside affording passengers the opportunity to visit castles, lakes, towns, whiskey distilleries and other places of interest. This train commenced service in August 2016 through mid-October 2016 and began its 2017 season in April.

Belmond Road to Mandalay is a luxury river cruise ship on the Ayeyarwady (Irrawaddy) River in central Myanmar.  The ship was a Rhine River cruiser built in 1964 that Belmond bought and refurbished. It has 43 air conditioned cabins with private bathrooms, spacious restaurant and lounge areas, and a canopied sun deck with a swimming pool. The ship travels between Mandalay and Bagan up to eight times each month and carries up to 82 passengers who may enjoy sightseeing along the river and guided shore excursions to places of cultural interest. Three- to 11-night itineraries are offered. The ship does not operate in the summer months and occasionally when the water level of the river falls too low due to lack of rainfall. During 2015, the top deck barbeque and bar venues were refurbished.

Belmond Afloat in France consists of five luxury river and canal boats (called péniche-hôtels) owned by Belmond and operates in Burgundy, Provence and other rural regions of France. They accommodate between four and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck. They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants. Shore excursions are organized each day. It is anticipated that during 2018, two additional canal boats accommodating eight passengers each will be added to the fleet, which are expected to operate in the Champagne, Alsace and other regions of France.

Belmond Northern Belle and Belmond Orcaella—As noted in the "Introduction" above and in Note 5 to the Financial Statements, on November 2, 2017, Belmond sold its interest in the entity that owned Belmond Northern Belle and on November 6, 2017, the entity that leased Belmond Orcaella provided notice of termination to the owner in respect of its charter agreement.

All Belmond trains and cruises are available for private charter.

Part-Owned/Managed Trains

PeruRail: Belmond and local Peruvian investors formed two 50%/50% joint venture companies (PeruRail S.A. ("PeruRail") and Ferrocarril Transandino S.A. ("FTSA")). FTSA was awarded in 1999 a 30-year concession to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru. The concession had an initial term of 30 years from 1999 with the option to apply for six 5-year extensions. In December 2017, FTSA received a denial of its third extension request. As a result, FTSA can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years are remaining as of December 31, 2017. This triggered an impairment test of the assets within the joint venture and the shorter time period over which to recover the carrying value of the assets has led to an impairment charge being recorded in the year ended December 31, 2017. The life of the concession is now expected to expire in 2034. See Note 7 to the Financial Statements.

PeruRail operates passenger and freight services in southern and southeastern Peru. The 70-mile Cusco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins at Machu Picchu because there is no convenient road. Another carrier operates on this line in competition with PeruRail. A second rail line runs from Cusco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity PeruRail has expanded by hauling the output of local copper mines in southern Peru to the Pacific port for export. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Year ended December 31, 2017 compared to year ended December 31, 2016 and year ended December 31, 2016 compared to year ended December 31, 2015—Part-Owned/Managed trains, 2016 compared to 2015". PeruRail can continue to run trains on the track after the conclusion of FTSA's concession. PeruRail, along with other third-party operators, pays a track access fee to FTSA and FTSA pays the Peruvian government fees related to traffic levels and the use of rail infrastructure, locomotives and rolling stock.

The Cusco-Machu Picchu line connects four of Belmond’s Peruvian hotels, allowing inclusive tours served by the Belmond Hiram Bingham luxury daytime tourist train comprising two dining cars and a bar/observation car with capacity up to 84 passengers. PeruRail also operates a daytime tourist train that runs on the Cusco-Puno route through the High Andes mountains. In 2017, a new luxury sleeper train was launched under the name Belmond Andean Explorer, which runs through the Peruvian Highlands from Cusco to Lake Titicaca and Arequipa. This train consists of 21 carriages, which Belmond owned and operated in Australia until 2003 and sold to PeruRail in 2016. The train was shipped from Australia to Peru where it underwent a full renovation. It carries 68 passengers in 34 en-suite cabins, with two dining cars, a lounge car, and an observation car.

Eastern & Oriental Express: During its operating season from September to April, the Eastern & Oriental Express offers a round trip each week between Singapore, Kuala Lumpur and Bangkok. The journey includes two or three nights on board and side trips to Kuala Kangsar in Malaysia and the River Kwai in Thailand. Some overnight trips are also made from Bangkok to Chiang Mai and elsewhere in Thailand and to Vientiane, Laos. Longer itineraries, up to six nights on board, are offered to places of historic, scenic and cultural interest in the region. Originally built in 1970, the 24 cars were substantially refurbished in an elegant Asian décor and fitted with modern facilities such as air conditioning and private bathrooms. The train is made up of sleeping cars, three restaurant cars, a bar car and an open-air observation car and carries up to 82 passengers. The Eastern & Oriental Express is available for charter by private groups. Belmond manages the train and has a 25% shareholding in the owning company.

Management Strategies

As the foregoing indicates, Belmond has a global mix of luxury hotel and travel products that are geographically diverse and appeal to both high-end individual travelers as well as prominent meeting, incentive, and social groups. Individual travelers in 2017 made up approximately 72% of total hotel room nights, with meeting, social, and incentive groups accounting for the remaining 28%. Belmond’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences and high-quality service Belmond offers compared to its competitors.

Belmond benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.

Belmond’s aim is to continue to be the consummate luxury experiential travel company, providing guests with a window into authentic, 'one-of-a-kind' experiences in some of the most inspiring destinations in the world. In 2016, Belmond announced a strategic growth plan intended to grow its business by focusing on three key areas:

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

•
Continuing the Company's efforts to build brand awareness -- Many of Belmond’s individual properties, such as Belmond Hotel Cipriani, Belmond Grand Hotel Europe, Belmond Copacabana Palace and Belmond Mount Nelson Hotel, have distinctive local character and strong brand identities. Prior to introducing the Belmond brand in 2014, the Company promoted its individual hotel properties and the Venice Simplon-Orient-Express train through the “Orient-Express" sub-brand. In 2014, the Company elected to migrate to more of a "hard-brand" strategy and now markets its collection under the Belmond brand. At the same time, the Company retained its long-term license agreement with SNCF, the French transportation company that owns the "Orient-Express" trademark for the Venice Simplon-Orient-Express train. With the decision to introduce the Belmond brand, the Company also entered into an agreement with SNCF to terminate (with effect from December 14, 2014) the "Orient-Express" license for hotel use, without any cost or penalty.

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

The Company has made important progress on increasing consumer and industry awareness of the Belmond brand in the approximately four years since its launch. Management believes that there is additional scope for expanding awareness and is focused on building the brand and gaining more market share within the luxury leisure brand landscape. In particular, the Company is focused on making Belmond "the brand of choice" for its specific niche by expanding brand training for employees in order to bring the brand to life for guests while on property, identifying and introducing signature programming that differentiates the Company from its competitors, and utilizing public relations and media opportunities to introduce new experiences while at the same time reinforcing the Belmond brand. In 2017, the Company launched a new global brand campaign and fully re-designed consumer website to support and help centralize these collective brand objectives.

•
Expanding the Company's global footprint -- As part of the strategic plan that the Company unveiled in 2016, Belmond identified global footprint expansion as a meaningful driver of the Company's long-term growth and value. Footprint expansion includes growing the Company's international portfolio through any or all of the following: acquisitions, long-term leases, management agreements -- with or without a related investment, franchise agreements, and construction or acquisition of new train or cruise businesses. Factors in Belmond's evaluation of a potential acquisition, lease, management or franchise opportunity include the property's fit within the Belmond brand and the Company's target geographic markets, as well as an assessment against certain Company's defined financial criteria, with a focus on maintaining conservative debt and leverage levels. In keeping with this conservative approach, the Company intends to partially finance larger acquisitions through the sale of selected assets while generally seeking to retain long-term management of any disposed asset.

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

•
Other strategic considerations -- In recent years, management executed on a strategy to reduce Belmond’s long-term debt position. A number of assets not considered key to Belmond’s portfolio of unique, high-valued properties were identified and sold with proceeds being used to reduce debt, re-invest in other properties, and more recently to repurchase the Company's class A common shares. In the last four years, Belmond sold its 50% ownership in the entity which owned Hotel Ritz by Belmond, Madrid, Spain, the Inn at Perry Cabin by Belmond in Maryland, and Belmond Northern Belle in England for combined total proceeds of $87,489,000, and removed any debt or guarantees related to these properties from its consolidated balance sheets. See Note 5 to the Financial Statements. Management continues to review Belmond's portfolio to identify additional non-core assets and expects that any future asset sales would be encumbered by long-term management agreements for Belmond. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Marketing, Sales and Public Relations

Belmond invested $3,000,000 in enhanced promotional and marketing initiatives in 2017.

Belmond’s sales and marketing function is primarily based upon direct sales to consumers of travel (prioritizing strategic third-party travel agents, sales representatives and tour operators, and electronic channels such as the Internet and digital marketing), cross-selling to existing customers, and public relations. Belmond has its own global sales force located in 18 cities in the U.S., Brazil, Mexico, various European countries, Australia and Japan, and has appointed third-party sales representatives in ten additional cities in Asia and the Middle East. Belmond also has local sales staff responsible for the properties where they are based.

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

Consumer advertising, websites and digital marketing are important direct sales and marketing tools for Belmond. Through its principal website (belmond.com), Belmond provides extensive descriptions and images of the products and guest activities in English and five other languages, in addition to bookings and brand wide promotions. The belmond.com website was fully rebuilt and re-branded in 2017, in anticipation of the launch of a global brand campaign and to support the business objective to increase bookings and revenues through online commerce. Belmond operates other Internet special interest travel portals that direct customers to Belmond’s properties, and works with other selected electronic distribution channels.  Social media such as Facebook, Twitter, YouTube, Instagram and Pinterest are increasingly significant marketing tools, particularly as the brand looks to reach new markets and to target new customer demographics, including millennials.

Because repeat customers appreciate the consistent quality of Belmond’s hotels, trains and cruises, an important part of Belmond’s strategy is to promote Belmond properties through various cross-selling efforts to engage with Belmond's loyal customer base. These include gifts cards, customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers. In 2018, the Company will continue to invest in business intelligence systems to further enhance the effectiveness of its marketing and communication strategy to ensure content is tailored, targeted and personalized in accordance with individual customer preferences.

Belmond’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of Belmond’s portfolio, guests often hear about Belmond’s hotels and other travel products through word-of-mouth or published articles. Belmond has an in-house public relations office in London and representatives in 11 countries worldwide, including third-party public relations firms under contract, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Corporate Social Responsibility

Belmond is committed to the implementation of responsible business practices furthering the sustainability of tourism and seeks to ensure that its properties and corporate offices engage with their local communities and environments in a positive manner through their ongoing activities. Examples of these are as follows:

•
Belmond has continued its association with the Sustainable Restaurant Association. The food and beverage operations of all of Belmond's properties will be assessed in 2018 to measure and benchmark their sustainability credentials. Belmond is the first global luxury hospitality brand to have undertaken this third party testing. This testing will continue to inform Belmond's minimum food sustainability, environmental responsibility and ethical sourcing standards during the coming year.

•
In London, Belmond received a Certificate of Recognition from Mayor Sadiq Khan for its "exemplary contribution to volunteering" in the city's Team London awards. Activities in 2017 included volunteering with a local learning disabilities team, introducing a reading and math mentoring program for disadvantaged children, and taking part in several local community initiatives that contributed to the London corporate office's neighborhood being awarded a Britain in Bloom award.

•
In the U.K., Belmond Manoir aux Quat'Saisons supports local community organizations, schools and an animal sanctuary. It is an active member of the Sustainable Restaurant Association and is committed to sourcing local food wherever possible, nuturing and expanding its organic gardens, composting waste, and caring for the environment by, among other things, collecting waste kitchen oils and fats and delivering them to a recyling plant to be converted into biofuel.

•
In Myanmar, the ship doctor of Belmond Road to Mandalay has run community activities along the Ayeyarwady River in a program dating back to 1995. These include a free clinic that treats an average of 2,000 people per month, with plans to open a new operating theater to be staffed by a volunteer surgeon. Among other community activities are the construction and long-term support of 25 schools, and irrigation and solar power projects in remote villages.

•
Our many diverse activities in southeast Asia include supporting a turtle conservation foundation, beach cleaning, and water purification and recycling programs in Bali, supporting an orphanage in Laos, and supporting a water conservation project involving dam construction in Koh Samui, Thailand.

•
In Russia, Belmond Grand Hotel Europe works with local orphanages and youth organizations to support those in need. The hotel supports a house in the SOS children's village outside of St. Petersburg for young people without families, where five children aged between 12 and 15 years old are currently being cared for. The hotel has also introduced a greenhouse program to educate children in growing, and the importance of. fresh organic vegetables.

•
In the U.S., Belmond Charleston Place created and coordinates the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals in food shelters for up to 500 persons. The hotel also introduced a "Teach the Need" program, teaching hospitality skills to at-risk high school students and helping them find employment. A new program, "Ben's Friends," helps those in the hospitality industry overcome drug- and alcohol-related problems. In addition, every Christmas, the hotel organizes a luncheon for 2,000 disadvantage local people, along with providing gifts such as winter coats.

•
Also in the U.S., Belmond El Encanto is pursuing a number of community initiatives such as donating clothing, toys and other items to low-income families and local shelters. In addition, staff participate in charity races and volunteer as stewards. The hotel has sponsored disadvantaged children to travel to an island national park to learn about its ecosystem. The hotel's Sustainability Committee spearheads long-term environmental initiatives, which include water conservation through faucet aerators, laundry reduction, eco cleaning products and the introduction of moisture-resistant plants to its famous gardens.

•
In Brazil, Belmond Copacabana Palace has continued to develop the sustainability and community programs it initiated in 2009 and the long-standing community programs it formalized in 2012. It now recycles more than 50% of its waste, uses 100% renewable energy, recycles 100% of its plastic bottles, donates retired linen and clothing to local charities, works with sustainable food and flower suppliers, and supports Solar Meninos de Luz, a local children's philanthropic organization.

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

•
Our Peru hotels and trains undertake a wide range of community and sustainability initiatives. These include support of local artisans and farmers who receive help to create products and grow crops that our Peru hotels and trains purchase at fair trade prices. Belmond Palacio Nazarenas has developed an edible herb garden, Belmond Hotel Rio Sagrado a small orchard, and Belmond Sanctuary Lodge a small greenhouse – all of which supply their kitchens. PeruRail supports community alpaca breeding and wool weaving projects and donates blankets to local communities. Additional community programs range from planting thousands of trees to clearing waste from riverbanks and beaches. Cultural initiatives include the provision of free train travel for disadvantaged children to Machu Picchu, community initiatives to improve safety along the train tracks, and a film-making program that records local people sharing local traditions and memories. One particular program, Cconamuro, helps train villagers in hospitality skills, enabling them to welcome our guests on cultural day visits that include lunch and the chance to discover aspects of local life.

•
Our Italian hotels are active in a range of sustainability and community initiatives. Our two hotels in Sicily have implemented water-saving initiatives including rainwater tanks that help sustain a new Chef's Garden, have joined local children in the annual clean-up of nearby Isola Bella beach, and helped raise funds for a local hospital. Belmond Villa San Michele hosts an annual "dinner in the dark" in support of the Italian Union of the Blind and Partially Sighted, whose students serve guests. In addition, staff from the hotel volunteered with Angeli del Bello, a civic volunteer organization, to clean a public park in Florence. Belmond Hotel Cipriani continued its support of the Senegal village from which its Night Concierge hails. Staff raise funds for the village and also shipped a sea container of mattresses, appliances and other goods no longer needed by the hotel to the village.

•
In Mexico, Belmond Maroma Resort & Spa plants approximately 850 sapling trees monthly for reforestration, recycles retired clothing and linen to the Red Cross, and takes part in community projects supporting local fauna including melipona bees and sharks.

Industry Awards

Belmond has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, Belmond’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel + Leisure, The Sunday Times (UK) and Forbes.com and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as TripAdvisor. Among the Company's awards in 2017, Belmond Le Manoir aux Quat'Saisons was awarded "Hotel of the Year" and "Rural Hotel of the Year" by Food & Travel magazine, Belmond Eagle Island Lodge won a design award for best creativity, innovation and excellence in the "Lodge & Tented Camps" category at the AHEAD MEA Design Conference, and Belmond Andean Explorer received the award for excellence in hospitality design at the New York City Gold Key Excellence in the Hospitality Design award ceremony. The awards are based on opinion polls of the publications’ readers or the professional opinions of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

Competition

Some of Belmond’s properties are located in areas with numerous competitors. Competition for guests in the hospitality industry is based generally on reputation and name recognition, the convenience of location, the quality of the property and services offered, room rates and menu prices, the range and quality of food services and amenities offered, and types of cuisine.

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

Employees

Belmond currently employs approximately 9,100 full-time-equivalent persons.  Approximately 6,300 persons are employed in the hotels, 2,700 in the trains and cruises business, and 131 in central administration, sales and marketing and other activities.  Management believes that Belmond’s ongoing labor relations are satisfactory. Through its various training and other human resources programs, Belmond seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

Government Regulation

Belmond and its properties are subject to numerous laws and government regulations such as those relating to the preparation and sale of food and beverages, liquor service, health and safety of premises and employees, development and construction, customer and employee data privacy, employee relationships and welfare, environmental matters, waste and hazardous substance handling and disposal, and planning and zoning rules.

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

In addition to the specific conditions, risks and uncertainties discussed in the risk factors below and under Item 7—Management's Discussion and Analysis, these adverse factors include:

•
cyclical downturns arising from changes in economic conditions and general business activities in the United States and European and other countries which impact consumer confidence, levels of travel and demand for travel products,

•	rising travel costs such as increased air travel fares and higher fuel costs, and reduced capacities of airlines and other transport services to specific destinations,

•	political instability of the governments of some countries where Belmond’s properties are located, resulting in depressed demand,

•	less disposable income of consumers and the traveling public,

•	dependence on varying levels of tourism, business travel and corporate entertainment,

•	changes in popular travel patterns,

•	competition from other hotels, trains, cruises and leisure time activities,

•	periodic local oversupply of guest accommodation in specific locations, which may adversely affect occupancy and actual room rates achieved,

•	increases in operating costs at Belmond’s properties due to inflation and other factors which may not be offset by increased revenues,

•	economic and political conditions affecting market demand for travel products, including recessions, civil disorder, diplomatic relations, and acts or threats of terrorism,

•	foreign exchange rate movements causing fluctuations in reported revenues, costs and earnings and impacting demand for Belmond's properties,

•	failure to comply with applicable anti-corruption laws or trade sanctions, potentially exposing Belmond to claims for damages, financial penalties and reputational harm,

•	restrictive changes in laws and regulations applicable to zoning and land use, labor and employment, health, safety and the environment, and related governmental and regulatory action,

•
costs and administrative burdens associated with compliance with applicable laws and regulations relating to privacy and customer and employee personal data protection, licensing, labor and employment, and other operating matters,

•	changing national and local governmental tax laws and regulations, which may increase the taxes Belmond is required to pay,

•
expropriation or nationalization of properties by foreign governments of countries where our hotels and other properties are located, and limitations on repatriation of local earnings or withdrawal of local investment,

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

The effects of many of these factors vary among Belmond’s hotels and other properties because of their geographic diversity and the laws and regulations of the particular countries in which these hotels and other properties are located. The global economic downturn in 2008 and 2009 preceded by the shock of terrorist attacks and resulting public concerns about travel safety, continued terrorist attacks, regional conflicts in Iraq, Afghanistan, Ukraine and Crimea, as well as in Thailand, Myanmar and other parts of the world, the threatened flu and Ebola epidemics and the outbreak of the Zika virus, and political instability in Brazil, had and may have, varying adverse effects on Belmond's results of operations. In addition, natural disasters, including weather events, such as Hurricanes Irma and Jose, which impacted both Belmond Cap Juluca on the island of Anguilla in the British West Indies and Belmond La Samanna on St. Martin in the French West Indies, can materially effect the Company's results of operations.

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

Some of Belmond’s properties are located in areas where there are numerous competitors seeking to attract customers, particularly in city centers and resort locations. Competitive factors in the hospitality industry include:

•	reputation and name recognition,

•	convenience of location,

•	the quality of the physical property and services offered,

•	room rates and menu prices,

•	the range and quality of food services and amenities offered, and

•	types of cuisine.

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

The hospitality industry is heavily regulated, including with respect to food and beverage sales, employee relations and welfare, health and safety of premises and employees, development and construction, customer and employee data privacy, and environmental matters, and compliance with these laws and regulations and with future changes to them could reduce profitability of properties that Belmond owns, leases or manages.

Belmond’s various properties are subject to numerous laws and government regulations, including those relating to the preparation and sale of food and beverages, liquor service, health and safety of premises, development and construction, and the protection of customers' and employees' personal data. The properties are also subject to laws governing Belmond’s relationship with employees in such areas as minimum wage and maximum working hours, overtime, working conditions, health and safety, hiring and firing employees and work permits.

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

Belmond's business operations are subject to anti-corruption laws and regulations, including the U.S. Foreign Corrupt Practices Act (“FCPA”) and the U.K. Bribery Act ("UKBA"). The FCPA, UKBA and other anti-corruption laws in other jurisdictions prohibit companies and their intermediaries from making improper payments to government officials and others for the purpose of obtaining or retaining business. Belmond operates in many parts of the world that have experienced governmental corruption to some degree, which could reduce the Company's ability to compete successfully in those jurisdictions while remaining in compliance with the FCPA, UKBA and local laws. Belmond trains its employees in its Code of Conduct and Anti-Corruption Policy and Procedures and also requires its third-party business partners and agents and others who work with Belmond or on its behalf to comply with Belmond's anti-corruption policies. Belmond also has procedures and controls in place to monitor internal and external compliance. Belmond cannot provide assurance, however, that its internal controls and procedures will adequately protect against reckless or criminal acts committed by employees or third parties with whom Belmond works. If Belmond found, or it was alleged, that Belmond's employees or third parties with whom it works had engaged in such acts, Belmond's business could be disrupted and Belmond could be subject to criminal or civil penalties which could have a material adverse effect on Belmond's results of operations, financial condition and cash flows.

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

Successful new project development and major expansions depend on timely completion within budget and on satisfactory market conditions. Risks that could affect a project include:

•	construction delays or cost overruns that may increase project costs,

•	delay or denial of zoning, occupancy and other required government permits and authorizations,

•	write-off of development costs incurred for projects that are not pursued to completion,

•	natural disasters such as earthquakes, hurricanes, floods or fires,

•	defects in design or construction that may result in additional costs to remedy, or that require all or a portion of a property to be closed during the period needed to rectify the situation,

•	inability to raise capital to fund a project because of poor economic or financial conditions,

•	claims and disputes between Belmond and other contracting parties resulting in delay, monetary loss or project termination,

•	governmental restrictions on the nature or size of a project or timing of completion,

•	labor shortages of qualified trades people or labor disputes,

•	changes in market conditions such as oversupply that may affect a project's profitability, and

•	discovery or identification of environmental conditions that could require unanticipated studies, cleanups, approvals, increased costs, time delays or even project termination.

Occurrence of any of these events could adversely affect the profitability of planned expansions and new developments.

Belmond may be unable to obtain the necessary additional capital to finance the growth of its business.

The acquisition, expansion and development of luxury assets, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade newly acquired, expanded or existing properties, are capital intensive. The availability of internally generated cash flow, future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of available financing terms. Belmond can give no assurance that future borrowings, asset disposition or other capital raising opportunities will be available to Belmond, or available on acceptable terms, in an amount sufficient to fund its needs. Failure to make investments necessary to maintain or improve Belmond's properties could adversely affect the performance of Belmond's properties.

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

Belmond carries property, liability, hotel business interruption and other kinds of insurance in amounts management deems reasonably adequate, but claims may exceed the insurance limits or be outside the scope of coverage. Also, insurance against some risks may not be available to Belmond on commercially reasonable terms, or available at all, requiring Belmond to self-insure against possible loss. Losses from natural catastrophes may reduce the number of insurance carriers and products in the affected market and can increase insurance premiums for these products.

If the relationships between Belmond and its employees were to deteriorate, Belmond may be faced with labor shortages or stoppages, which would adversely affect the ability to operate its properties and could cause reputational harm to Belmond.

Belmond’s relations with its employees in various countries could deteriorate due to disputes related to, among other things, wage or benefit levels, working conditions or management’s response to changes in government regulation of workers and the workplace.  Operations rely heavily on employees to provide a high level of personal service, and any labor shortage or stoppage caused by poor relations with employees, including unionized labor, could adversely affect the ability to provide those services, which could reduce occupancy and revenue and damage Belmond’s reputation.

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

In the competitive hotel and leisure industry in which Belmond operates, trademarks and brand names are important in the marketing, promotion and revenue generation of Belmond’s properties. Belmond has a large number of trademarks and brand names and expends resources each year on their surveillance, registration and protection in an increasing number of jurisdictions. Belmond may also introduce new brand names in the future. Belmond’s future growth is dependent in part on increasing and developing its brand identities and customers' acceptance of those brands. From time to time, Belmond incurs costs in seeking to protect its intellectual property and in doing so, runs the risk that a court may not uphold its rights. The loss, dilution or infringement of any of Belmond’s brand identities or individual country trademark registrations, including any material losses or infringements of its current rights to the "Cipriani" brand, could have an adverse effect on its business, results of operations and financial condition.

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

Belmond depends on its own and third party information technology networks and systems to process, transmit and store company and personal information, and to communicate among its various locations around the world, including reservation systems, property management systems, customer and employee databases, administrative systems, and third-party vendor systems. While Belmond relies on the security of these networks and systems to protect the personal and business information of the Company, customers, employees and business partners, they may be vulnerable to threats such as system, network or Internet failures, security breaches, computer hacking or business disruption, viruses or malicious software programs, employee error, negligence, fraud or misuse, or other unauthorized attempts to access, modify or delete Belmond's company and personal information. Although Belmond has taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or other compromise will not occur. While from time to time third parties attempt to access the Company's network, we are not aware of any instance in which these attempts have resulted in any material release of information, degradation or disruption to the Company's network and information systems.

Any compromise of Belmond's networks or systems, public disclosure or loss of company or personal information, non-compliance with legal or contractual obligations regarding personal information, or a violation of a privacy or security policy pertaining to personal information could result in disruption to Belmond's operations; loss of revenue or property; damage to Belmond's reputation and loss of confidence of customers, employees and business partners; legal claims or proceedings, including securities class action lawsuits, liability under laws that protect personal information, regulatory penalties, monetary damages, regulatory enforcement actions, fines, and/or criminal or civil prosecution in one or more jurisdictions; decline in Belmond's stock price; and could result in subjecting Belmond to additional regulatory scrutiny, or additional costs and liabilities which could have a material adverse effect Belmond's business, operations or financial condition.

Some Belmond properties are geographically concentrated in countries where national economic downturns, political events or other changing conditions beyond Belmond’s control could disproportionately affect Belmond’s business.

While Belmond’s geographic diversification in 24 countries lessens the dependence of its results of operations on any particular region, Belmond owns seven hotels in Italy and one hotel in Peru and its 50%/50% joint ventures in Peru operate a further five hotels as well as PeruRail. Due to this concentration of properties in these two countries, Belmond’s performance and profitability are more exposed to national or regional events or conditions in Italy and Peru than other countries where Belmond operates, such as:

•	changing local economic and competitive conditions,

•	weakening local currencies compared to the U.S. dollar,

•	natural and other disasters,

•	new government laws and regulations, and

•	political instability and/or changes in government administrations.

Changing economic, political and regulatory developments in any of the countries in which the Company operates, including in the U.K. in respect of its expected withdrawal from the EU (commonly referred to as "Brexit") and in the U.S. in respect of its evolving trade and immigration policies and the Tax Cut and Jobs Act of 2017, along with the evolving political situation in Ukraine, Brazil and Peru and regional events in Myanmar, could adversely affect the Company's business and results of operations.

Belmond may be unable to manage effectively the risks associated with its joint venture investments, which may adversely impact the operations and profitability of those joint ventures.

Five of Belmond’s hotels and two of its train operations are owned by joint venture companies in which Belmond has an investment of 50% or less and shares control of at least some significant aspects of their businesses, such as expenditure for capital improvements. These joint venture investments of Belmond involve risks different from 100% ownership and control because Belmond’s partners:

•	may be unable to meet their financial obligations to the joint venture,

•	may have business interests inconsistent with those of Belmond or act contrary to Belmond’s objectives and policies,

•	may cause properties to incur unplanned liabilities or commitments, or

•	may take actions binding on the joint venture without Belmond’s consent or that otherwise may impair Belmond’s operation of the business.

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

While the global economy has improved since the 2008-2009 recession, if the global economic recovery slows or adverse economic conditions recur in any of the jurisdictions in which Belmond conducts business, Belmond’s future revenue, profitability and cash flow from operations could decrease and its liquidity and financial condition, including Belmond’s ability to comply with financial covenants in its loan facilities, could be adversely impacted and its future growth plans curtailed.

Belmond has nine hotels, the Venice Simplon-Orient-Express train and the Belmond Afloat in France cruise business in Continental Europe and the Belmond Grand Hibernian train in Ireland. If uncertainty regarding euro-zone debt recurs and measures taken by European governments contribute to weakness of national economies, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these properties and negatively impacting Belmond's results of operations and financial condition.

On March 29, 2019, the U.K. will cease to be a member of the European Union. Negotiations have commenced between the British Government and the EU to agree the terms of the U.K.'s departure and those to govern its future relationship with the EU member states. Although it is unknown what the final Brexit terms will be, it is possible that there will be increased regulatory complexities and an impact on exchange rates, which may adversely affect our operations and financial results. In addition, while we believe it is too early to assess the full impact on the Company of the U.K.'s decision to leave the EU, a weaker pound or British economy could impact the travel preferences of the Company's guests who originate from the U.K. and could affect the operations and financial results at those properties that have a significant proportion of British visitors, such as Belmond Reid's Palace, Belmond La Residencia, the Italian properties and the Company's U.K. businesses. If as a consequence of Brexit, visas are introduced as a requirement for EU nationals to work in the U.K. (or for U.K. nationals to work in the EU), this could adversely affect the Company's ability to attract and retain high-caliber staff. In the U.S., evolving trade and immigration policies and the U.S. Tax Cuts and Jobs Act of 2017 could adversely affect the Company's business and results of operations.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact Belmond’s liquidity and financial condition, in particular Belmond’s ability to refinance debt or raise additional funds for its cash requirements for working capital, commitments and debt service.

During the year ending December 31, 2018, Belmond will have $6,407,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. In 2019, Belmond will have $118,428,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. Belmond’s capital commitments at December 31, 2017 amounted to $19,464,000.

Belmond expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets. See “Liquidity and Capital Resources” in Item 7—

Management’s Discussion and Analysis of Financial Condition and Results of Operations. Belmond can give no assurance, however, that additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that Belmond will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, dispose of non-core assets or that other cash-saving steps management may take to enhance Belmond’s liquidity and capital position will bridge any shortfall. If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, Belmond may be unable to fund its cash requirements for working capital, commitments and debt service.

Covenants in Belmond’s financing agreements could be breached or could limit management’s discretion in operating Belmond’s businesses, causing Belmond to make less advantageous business decisions.

Belmond recognizes the risk that a property-specific or group consolidated loan covenant could be breached. Belmond regularly prepares cash flow projections which are used to forecast covenant compliance under all loan facilities. If there appears to be a likelihood of potential non-compliance with a covenant, Belmond would as a general rule meet with the lenders to seek an amendment to, or a waiver of, the financial covenant at risk. Obtaining an amendment or waiver may result in an increase in bank fees or borrowing costs, or may not be obtainable at all. If a covenant breach occurred in a material loan facility and Belmond were to be unable to agree with its lenders as to how the particular financial covenant should be amended or how the breach could be cured or waived, Belmond’s liquidity would be materially adversely affected. The Amended and Restated Credit Agreement, dated July 3, 2017, between Belmond and its senior secured lenders governing the $703,434,000 credit facility described above (the "Amended and Restated Credit Agreement") contains a consolidated net leverage covenant in respect of the revolving credit facility. Under the Amended and Restated Credit Agreement, the term loan portion of the credit facility is subject to cross-acceleration with the revolving credit facility. Therefore, if the Company were to breach this consolidated net leverage covenant, the entire credit facility could be accelerated and the lenders could foreclose on substantially all of the Company's assets. In addition, the negative covenants in the Amended and Restated Credit Agreement place restrictions on the Company's ability to incur additional debt, to effect mergers and assets sales, and to pay dividends or repurchase shares. These covenants may limit the options available should management determine that the Company has insufficient liquidity.

Belmond’s substantial indebtedness could adversely affect its financial condition.

Belmond has a large amount of debt in its capital structure and may incur additional debt from time to time. As of December 31, 2017, Belmond’s consolidated long-term indebtedness was $724,230,000 (including the current portion and the long-term indebtedness of Belmond’s consolidated variable interest entities of $112,857,000). This substantial indebtedness could:

•
require Belmond to dedicate much of its cash flow from operations to debt service payments, and so reduce the availability of cash flow to fund working capital, capital expenditures, product and service development and other general corporate purposes,

•	limit Belmond’s ability to obtain additional financing for its business or to repay or refinance its existing indebtedness on satisfactory terms,

•	increase Belmond’s vulnerability to adverse economic and industry conditions, including the seasonality of some of Belmond’s activities,

•	limit Belmond’s flexibility in planning for, or reacting to, changes in its business and industry as well as the economy generally, or

•	limit Belmond's ability to plan for, or advance, its strategic growth plan.

Belmond’s failure to repay indebtedness when due may result in a default under that indebtedness and cause cross-defaults under other Belmond indebtedness. See the risk factor immediately above.

Increases in interest rates may increase Belmond’s interest payment obligations under its existing floating rate debt, and refinanced debt may have higher interest rates than the debt refinanced.

After taking into account Belmond’s fixed interest rate swaps, approximately 52% of Belmond’s consolidated long-term debt at December 31, 2017 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase Belmond’s interest payment obligations. From time to time, Belmond enters into hedging transactions in order to manage its floating interest rate exposure, but Belmond can give no assurance that those hedges will lessen the impact on Belmond of rising interest rates. Also, as Belmond refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

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

Implementation of existing and future accounting standards and rules of the U.S. Financial Accounting Standards Board (“FASB”) or other regulatory bodies could affect the presentation of Belmond’s financial statements and related disclosures. Future regulatory requirements could significantly change Belmond’s current accounting practices and disclosures. These changes in the presentation of Belmond’s financial statements and related disclosures could change an investor’s interpretation or perception of Belmond’s financial position and results of operations. See Note 2 to the Financial Statements.

Belmond uses many methods, estimates and judgments in applying its accounting policies. By their nature, these are subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead Belmond to change its methods, estimates and judgments which could significantly affect the presentation of Belmond’s financial condition and/or results of operations.

As an example of these estimates and judgments, Belmond evaluates goodwill for impairment at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable. The Company recorded a goodwill impairment charge in 2017 and the Company continues to monitor goodwill balances for future potential impairment (see Note 9 to the Financial Statements). Belmond’s impairment analysis under U.S. GAAP incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates. However, these assumptions and uncertainties are, by their very nature, highly judgmental. Belmond cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis. If Belmond is unable to meet these assumptions in future reporting periods, it may be required to record a charge for goodwill impairment losses.

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

The Company may in its discretion sell newly issued class A or B common shares from time to time in the future, subject to compliance with certain procedural requirements of the NYSE relating to the class A common shares and applicable securities laws. There can be no assurance that the Company will not make significant sales of class A or B common shares in public offerings or private placements to raise capital, for funding future acquisitions, in employee equity compensation programs or for other corporate purposes. Any sales could materially and adversely affect the trading price of the class A shares outstanding or could result in dilution of the ownership interests of existing shareholders.

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

Under Bermuda law, common shares of the Company owned by Holdings are outstanding and may be voted by Holdings. The manner in which Holdings votes its shares is determined by the four directors of Holdings, two of whom, Harsha Agadi and Mitchell C. Hochberg, are also directors of the Company, consistent with the exercise by those directors of their fiduciary duties to Holdings. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business, Belmond owns, partially-owns and/or operates 46 properties, consisting of 36 highly individual deluxe hotels, 30 of which are owned, four European tourist trains, one cruise ship in Myanmar, one French canal cruise business consisting of five small canal boats, and one stand-alone restaurant in the United States. Belmond also owns interests of 50% or less in five hotels in Peru (including three under long-term lease), its Southeast Asian train and PeruRail (including the Belmond Andean Explorer train in Peru). It also operates under management contract but has no ownership interest in one hotel in the United States. The corporate office and regional sales, marketing and operating offices of the hotels, trains and cruise businesses are occupied under operating leases. The Company has one property scheduled for future opening, the Belmond Cadogan Hotel in London, England.

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

Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no reserves in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously. See Note 20 to the Financial Statements (Item 8).

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

Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a

Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease, and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed eight separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed five of these decisions, all of which plead variations on the same facts, of which four have been affirmed by the Appellate Court with two of those affirmed by the Indonesian Supreme Court and the other two await a decision by the Indonesian Supreme Court. The fifth case was reversed in favor of the owner on appeal in October 2014 and affirmed by the Indonesian Supreme Court in December 2016. Belmond has sought review for reconsideration by the Supreme Court. In the meantime, Belmond filed with the Central Jakarta District Court in October 2017, as further support for the enforcement of Belmond’s arbitral claim, the decisions of four Indonesian trial courts enforcing the arbitration provision under the lease and ruling that the Indonesian courts had no jurisdiction over the parties’ 2013 dispute, along with four affirming decisions from the appellate courts and the two from the Indonesian Supreme Court.

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

As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence. See Notes 5 and 20 to the Financial Statements.

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2016, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,139,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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
On October 17, 2017, the Federal Court issued a decision on the merits denying in part the Company’s claim for modification of the lease concession. The Court ruled although the lease is an administration agreement rather than a simple commercial lease, the Company had not overcome its burden of proof to show that a modification was justified. The Court further ordered that the Company must pay the stated rent in the lease rather than the reduced rent set by the Federal Court in September 2016. The Court also revoked the injunction issued in September 2016 that had been subsequently affirmed on appeal prohibiting the Federal Government from pursuing a claim against the Company to recover the difference between the stated lease rent and the amounts the Company actually paid during the period from 2009 to 2014. The Company appealed this decision and requested injunctive relief enjoining the Government from enforcing the decision of the Federal Court pending a hearing on the appeal. On December

22, 2017, the Federal Superior Court denied the Company's request for an injunction and affirmed the lower court's partial decision of the merits. As a result, the Federal Government could seek immediately to enforce its claim for allegedly unpaid lease obligations. The Company has reserved against this claim, and this accrual as at December 31, 2017 totaled R$25,174,000 ($7,610,000). The Company does not believe that any loss above the amounts accrued is likely. The Company intends to vigorously contest the remaining issues in front of the Federal Court, particularly the matter of proving that a modification of the lease concession is warranted under the circumstances.

Belmond Miraflores Park Hotel

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. On June 29, 2017, the Supreme Court issued a decision accepting BMP’s appeal rather than, as BMP had expected, summarily affirming the appellate court decision. Consequently, BMP expects that the Supreme Court will issue its opinion on this matter in the latter half of 2018. Management believes that the risk of closure of BMP is remote because BMP will have completed its remediation by the time the Supreme Court issues its decision and expects to be in compliance with municipal nuisance ordinances at that time. BMP has other alternatives that it could pursue to resolve this matter if BMP is not compliant by the time of the Supreme Court decision. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

Cupecoy Village Development N.V. ("Cupecoy")

In July 2015, Cupecoy Village Development N.V. (“Cupecoy”) received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believed indicated a maximum possible loss of $16,500,000. Belmond believed that the report received from the tax authorities contained a number of material miscalculations and misinterpretations of fact and law. The Company had provided a written response to the tax authorities disputing their assessment and expected the resolution of this dispute to result in only an immaterial cost. However, the tax authorities consistently failed to respond or otherwise engage with Belmond or Cupecoy and therefore the Company gave the tax authorities notice that it intended to wind up Cupecoy, which the Company did after receiving no response from the authorities to this notice. In October 2016, following our application to the court, Cupecoy was declared technically insolvent in light of the 2015 tax claim, at which point the Company determined that any liability in respect of Cupecoy was effectively discharged. A final bankruptcy declaration was issued in the first quarter of 2017.

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

In addition, there are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani”, and the Cipriani family to use “Cipriani”. In November 2017, the Court rejected the family's complaint and awarded costs to the Company. This decision was not subsequently appealed. In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that its use of the full name (rather than just an initial with the family's surname), would not constitute infringement of the Company’s registered trademark.

This ruling was overturned on appeal in favor of the Company on November 30, 2017. The Cipriani family has appealed this decision before the Italian Supreme Court, and in a separate filing to the appellate court has requested the reconsideration of that court's decision. While Belmond believes it has a meritorious case, Belmond cannot estimate the range of possible additional loss if it should not prevail in this matter and Belmond has made no accruals in respect of the matter. Separate proceedings brought by Belmond in Spain to defend Belmond’s marks against a use by the Cipriani family and its affiliated entities of “Cipriani” to promote a restaurant have been stayed pending the outcome of the Venice appeal.

Belmond Sanctuary Lodge

On November 28, 2017, Peru Belmond Hotels S.A., the Peruvian hotel joint venture in which the Company holds a 50% interest ("PBH"), received notification of a complaint filed with the Court of Cusco by the Regional Government of Cusco seeking the annulment of the ten-year extension of the Belmond Sanctuary Lodge concession that commenced in May 2015. The Regional Government alleges that the President of the Region at the time of the execution of the extension did not have the sole authority to bind the Regional Government. This lawsuit is substantially similar to a complaint filed by the Regional Government against PBH in January 2015 that was dismissed by the Court of Cusco and, upon appeal by the Regional Government, was affirmed by the Superior Court of Cusco in favor of PBH in June 2016. The Company does not believe that there is any merit to the Regional Government's complaint.

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

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol Belmond.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. The following table presents the quarterly high and low sales prices of a class A common share in 2017 and 2016 as reported for New York Stock Exchange composite transactions:

	2017		2016
	High	Low	High	Low
First quarter	$14.45	$11.70	$10.04	$7.31
Second quarter	13.65	11.00	10.00	8.69
Third quarter	13.95	12.05	12.86	9.60
Fourth quarter	14.20	11.68	14.05	11.50

The Company paid no cash dividends in 2017 and 2016 and has no present intention to pay dividends in the future.

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

At February 15, 2018, there were 75 record holders of the class A common shares of the Company.

During 2017, the Company made no offering of securities including its class A common shares that was not registered in the United States.

Information responding to Item 201(e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.       Selected Financial Data

Belmond Ltd. and Subsidiaries

	2017	2016	2015	2014	2013
	$’000	$’000	$’000	$’000	$’000

Revenue	560,999	549,824	551,385	585,715	594,081

Impairments(1)	(13,716)	(1,007)	(9,796)	(1,211)	(36,430)

(Loss)/gain on disposal of property, plant and equipment and equity method investments(2)	(153)	938	20,275	4,128	—

(Losses)/earnings from unconsolidated companies, net of tax (3)	(10,213)	11,013	9,075	9,484	6,442

(Losses)/earnings from continuing operations	(45,070)	35,401	17,388	2,047	(26,178)

Net earnings/(losses) from discontinued operations, net of tax(4)	122	1,032	(1,534)	(3,782)	(5,318)

Net (losses)/earnings	(44,948)	36,433	15,854	(1,735)	(31,496)

Net (earnings)/losses attributable to non-controlling interests	(87)	(109)	411	(145)	(63)

Net (losses)/earnings attributable to Belmond Ltd.	(45,035)	36,324	16,265	(1,880)	(31,559)

	2017	2016	2015	2014	2013
	$	$	$	$	$

Basic earnings per share:
(Losses)/earnings from continuing operations	(0.44)	0.35	0.17	0.02	(0.25)
Net earnings/(losses) from discontinued operations	—	0.01	(0.01)	(0.04)	(0.05)
Basic net (losses)/earnings per share attributable to Belmond Ltd.	(0.44)	0.36	0.16	(0.02)	(0.31)

Diluted earnings per share:
(Losses)/earnings from continuing operations	(0.44)	0.34	0.17	0.02	(0.25)
Net earnings/(losses) from discontinued operations	—	0.01	(0.01)	(0.04)	(0.05)
Diluted net (losses)/earnings per share attributable to Belmond Ltd.	(0.44)	0.35	0.16	(0.02)	(0.31)

Dividends per share	—	—	—	—	—

	2017	2016	2015	2014	2013
	$’000	$’000	$’000	$’000	$’000

Total assets	1,653,637	1,524,068	1,509,475	1,655,223	1,879,866

Total long-term debt and obligations under capital leases	707,159	591,052	582,892	604,689	628,651

Total shareholders’ equity	698,546	686,450	658,064	761,186	908,222

The above selected financial data should be read in conjunction with the information set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes (Item 8).

(1)
The impairment in 2017 consisted of impairment of property, plant and equipment of $7,124,000 at Belmond Road to Mandalay and $1,092,000 at Belmond Northern Belle and impairment of goodwill of $5,500,000 at Belmond Cap Juluca.

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

(2)	The 2017 loss was related to the sale of the shares in Northern Belle Limited offset by the recognition of the deferred gain in relation to the sale of Inn at Perry Cabin by Belmond in March 2014.

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

(3)
The 2017 losses from unconsolidated companies, net of tax, include an impairment charge of $29.3 million recorded in Ferrocarril Transandino S.A. ("FTSA"), the Company's joint venture that has a concession from the Government of Peru to operate the track network in the southern and southeastern Peru.

(4)	The results of Ubud Hanging Gardens, Porto Cupecoy, The Westcliff and Keswick Hall have been presented as discontinued operations for all periods presented.

Included in the earnings/(losses) from discontinued operations in 2013 are impairment losses of $7,031,000 related to Ubud Hanging Gardens and the gain on sale of Porto Cupecoy of $439,000.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Belmond currently owns, partially-owns or manages 46 properties (excluding one additional business scheduled for a future opening, the Belmond Cadogan Hotel in London, England).

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

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2017 , 2016 and 2015, respectively, derived primarily from the Europe, North America and Rest of world segments.

Hotels consists of 30 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Twelve of the owned hotels are located in Europe, six in North America and twelve in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment. In May 2017, the Company acquired Cap Juluca, now rebranded as Belmond Cap Juluca, a 96-key resort on the Caribbean island of Anguilla, British West Indies. In February 2018, the Company acquired the Castello di Casole resort and estate in Tuscany, Italy. See Notes 4 and 26 to the Financial Statements.

Belmond's part-owned/managed segment consists of six hotels which Belmond operates under management contracts in Peru and the United States. Belmond has unconsolidated equity interests in five of the managed hotels. In April 2017, the Company acquired Las Casitas del Colca, a 20-key hotel in Colca Canyon, Peru, through Peru Belmond Hotels ("PBH").

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

Belmond's owned trains and cruises segment consists of four European tourist trains, one river cruise ship in Myanmar and one French canal cruise business. In August 2016, the Company commenced the operations of Belmond Grand Hibernian, the first luxury overnight train traveling throughout the island of Ireland. On November 2, 2017, Belmond sold its interest in the entity that wholly owned Belmond Northern Belle and on November 6, 2017, the entity that leased Belmond Orcaella provided notice of termination to the owner in respect of its charter agreement.

Belmond's part-owned/ managed trains segment consists of three train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in each of these train businesses. In May 2017, the Company launched, through PBH, the Belmond Andean Explorer luxury sleeper train, located in Peru.

Hotel RevPAR, ADR and occupancy

Revenue per available room (“RevPAR”) is calculated by dividing room revenue by room nights available for the period. Same store RevPAR is a comparison of RevPAR based on the operations of the same units in each period, by excluding the effect of any hotel acquisitions in the period or major refurbishment where a property is closed for a month or longer. The comparison also excludes the effect of dispositions (including discontinued operations) or closures. Management uses RevPAR and same store RevPAR to identify trend information with respect to room revenue and to evaluate the performance of a specific hotel or group of hotels in a given period.

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

In 2017, same store RevPAR increased by 5% in U.S. dollars and 1% in constant currency. Average occupancy was 61% and ADR was $510. In 2016, same store RevPAR increased by 1% in U.S. dollars and 3% when measured in constant currency. Average occupancy was 61% and ADR was $490.

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

Impact of foreign currency exchange rate movements

As reported below in the comparisons of the 2017, 2016 and 2015 financial years under “Results of Operations”, Belmond has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Twelve of Belmond’s owned properties in 2017 operated in European euro territories, two in Brazilian real, one in South African rand, four in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue derived by Venice Simplon-Orient-Express was recorded primarily in British pounds sterling, but its operating costs were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Cap Juluca, Belmond Governor's Residence, Belmond La Résidence D'Angkor and Belmond Road to Mandalay were recorded in U.S. dollars.

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

Market capitalization

The Company’s class A common share price increased during 2017 to $12.25 at December 31, 2017, from $13.35 at December 31, 2016 and Belmond’s market capitalization decreased to $1.25 billion at December 31, 2017, from $1.36 billion at December 31, 2016.

Results of Operations

Operating information for Belmond’s owned hotels for the years ended December 31, 2017, 2016 and 2015 is as follows:

Year ended December 31,	2017	2016	2015

Rooms Available
Europe	273,756	271,963	273,052
North America	255,862	256,726	255,216
Rest of world	374,478	376,952	371,207
Worldwide	904,096	905,641	899,475

Rooms Sold
Europe	176,129	175,060	169,371
North America	171,906	171,392	171,828
Rest of world	200,537	204,944	211,059
Worldwide	548,572	551,396	552,258

Occupancy (percentage)
Europe	64	64	62
North America	67	67	67
Rest of world	54	54	57
Worldwide	61	61	61

Average daily rate (in U.S. dollars)
Europe	740	676	689
North America	426	421	429
Rest of world	380	388	356
Worldwide	510	490	481

RevPAR (in U.S. dollars)
Europe	476	435	427
North America	286	281	289
Rest of world	203	211	202
Worldwide	309	298	295

2017 compared to 2016

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	476	435	9%	6%
North America	272	254	7%	7%
Rest of world	207	218	(5)%	(11)%
Worldwide	311	297	5%	1%

Same store RevPAR data for 2017 and 2016 excludes the operations of Belmond Cap Juluca, which was acquired in May 2017 and Belmond La Samanna, St Martin, French West Indies which is closed for refurbishment following Hurricanes Irma and Jose in September 2017. Both of these operations are included in the North America segment. It also excludes the operations of Belmond Savute Elephant Lodge, Chobe Reserve, Botswana, which closed for refurbishment in November 2017 and Belmond La Résidence d’Angkor, Siem Riep, Cambodia, which closed for refurbishment in May 2016 and re-opened in November 2016. Both of these operations are included in the Rest of world segment.

2016 compared to 2015

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	435	427	2%	4%
North America	281	289	(3)%	(2)%
Rest of world	216	207	4%	9%
Worldwide	303	299	1%	3%

Same store RevPAR data for 2016 and 2015 exclude the operations of Belmond Eagle Island Lodge, Okavango Delta, Botswana, which was closed for refurbishment from January through November 2015, and Belmond La Residence d'Angkor, which closed for refurbishment in May 2016 and re-opened in November 2016. Both of these operations are included in the Rest of world segment.

Revenue

	2017	2016	2015
Year ended December 31,	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	212.4	199.1	200.0
North America	149.3	145.9	148.1
Rest of world	124.2	130.3	124.4
Total owned hotels	485.9	475.3	472.5
Owned trains & cruises	63.2	59.3	65.5

Part-owned/managed hotels	1.0	4.4	5.2
Part-owned/managed trains	10.9	10.8	8.2
Total management fees	11.9	15.2	13.4

Revenue	561.0	549.8	551.4

2017 compared to 2016

Revenue was $561.0 million for the year ended December 31, 2017, an increase of $11.2 million or 2%, from $549.8 million for the year ended December 31, 2016. In constant currency, revenue for the year ended December 31, 2017 decreased $0.6 million from the year ended December 31, 2016. Owned hotels revenue was $485.9 million for the year ended December 31, 2017, an increase of $10.6 million, or 2%, from $475.3 million for the year ended December 31, 2016. In constant currency, revenue for owned hotels for the year ended December 31, 2017 decreased $3.6 million or 1% from the year ended December 31, 2016. The decrease in owned hotels revenue was primarily due to a $20.4 million or 28% decrease in revenue for the Company's two Brazilian properties due to a combination of the impact in the year ended December 31, 2017 of political and economic instability in the country and exceptionally high revenue in the year ended December 31, 2016 due to the 2016 Summer Olympic Games held in Rio de Janeiro. This was offset in part by a $2.8 million or 8% revenue increase at Belmond Hotel Cipriani, Venice, Italy and and a $2.6 million or 10% revenue increase at Belmond Grand Hotel Europe, St. Petersburg, Russia. Additionally, Belmond Charleston Place, Charleston, South Carolina saw revenue growth of $6.0 million or 8% and Belmond Mount Nelson Hotel, Cape Town, South Africa increased revenue by $3.2 million or 18%. Belmond Hotel Cipriani benefited from the Biennale Arts Festival which takes place every other year in Venice, and Belmond Grand Hotel Europe's year-over-year growth was primarily due to increased revenue during the annual St. Petersburg International Economic Forum and the 2017 FIFA Confederations Cup. Belmond Charleston Place increased food and beverage revenue as a result of a new high-end sports pub that commenced operations in July 2016 and also an increase in group business. Belmond Mount Nelson Hotel increased occupancy and average room rate following refurbishment of the property that took place in 2016 and 2017. Revenue from owned trains and cruises was $63.2 million for the year ended December 31, 2017, an increase of $3.9 million, or 7%, from $59.3 million for the year ended December 31, 2016. In constant currency, revenue for owned trains and cruises for the year ended December 31, 2017 increased $6.2 million or 11% from the year ended December 31, 2016 due to a revenue increase of $4.0 million for Belmond Grand Hibernian, Ireland, as it commenced its first full year of operations and the Belmond Royal Scotsman train which grew revenue by $2.2 million or 39% as a result of generating higher-revenue charter business and the addition of a spa car and four new berths. Additionally, the Venice Simplon-Orient-Express train saw revenue increases of $2.0 million driven by promotional activity surrounding the release of the Hollywood movie 'Murder on the Orient Express' and Belmond British Pullman, London, England saw revenue increase by $1.4 million due to a higher number of charters operated in the year ended December 31, 2017. This was offset by a combined revenue decrease of $3.4 million at Belmond Road to Mandalay and Belmond Orcaella, the Company's two river cruise ships in Myanmar, as a result of decreased demand for tourism.

2016 compared to 2015

Revenue was $549.8 million for the year ended December 31, 2016, a decrease of $1.6 million, from $551.4 million for the year ended December 31, 2015. In constant currency, revenue for the year ended December 31, 2016 increased $15.0 million or 3% from the year ended December 31, 2015. Owned hotels revenue was $475.3 million for the year ended December 31, 2016, an increase of $2.8 million, or 1%, from $472.5 million for the year ended December 31, 2015. In constant currency, revenue for owned hotels for the year ended December 31, 2016 increased $13.5 million or 3% from the year ended December 31, 2015. The increase in owned hotels revenue was largely due to a revenue increase of $6.9 million at Belmond Copacabana Palace, Rio de Janeiro, Brazil due to the 2016 Summer Olympic Games that took place in Rio de Janeiro and a revenue increase of $3.4 million in Belmond Safaris, Botswana, following the reopening of Belmond Eagle Island Lodge, which was closed from January to November 2015 for a complete renovation. In addition, Belmond Reid's Palace, Madeira, Portugal increased revenue by $2.5 million due to a 18% increase in occupancy, which largely resulted from the Company's strategic decision to focus on driving wholesale business in order to gain market share during the destination's slow season. Revenue from owned trains and cruises was $59.3 million in the year ended December 31, 2016, a decrease of $6.2 million, or 9%, from $65.5 million in the year ended December 31, 2015. In constant currency, revenue for owned trains and cruises for the year ended December 31, 2016 decreased $0.3 million or 1% from the year ended December 31, 2015, primarily as a result of revenue declines at the Company's two river cruise ships in Myanmar and Belmond Northern Belle, offset in part by Belmond Grand Hibernian as it commenced operations in August 2016.

Segment performance

Segment performance is evaluated by the chief operating decision maker based upon adjusted EBITDA, which excludes gains/(losses) on disposal, impairments, restructuring and other special items, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization and gains/(losses) on extinguishment of debt. Segment performance for the years 2017, 2016 and 2015 is analyzed as follows:

	2017	2016	2015
Year ended December 31,	$ millions	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	73.7	67.6	66.4
North America	29.8	29.4	31.8
Rest of world	24.5	33.1	31.3
Total owned hotels	128.0	130.1	129.5
Owned trains and cruises	4.4	4.3	7.2

Part-owned/managed hotels	6.8	6.3	7.1
Part-owned/managed trains	24.0	25.9	19.8
Total adjusted share of earnings from unconsolidated companies and management fees	30.8	32.2	26.9

Unallocated corporate costs:
Central costs	(33.4)	(30.8)	(34.4)
Share-based compensation	(5.8)	(7.6)	(9.7)

Adjusted EBITDA	124.0	128.2	119.5

Reconciliation from (losses)/earnings from continuing operations to adjusted EBITDA:
(Losses)/earnings from continuing operations	(45.1)	35.4	17.4
Depreciation and amortization	62.9	52.4	50.5
Gain on extinguishment of debt	—	(1.2)	—
Interest income	(1.1)	(0.9)	(0.9)
Interest expense	32.5	29.2	32.1
Foreign currency, net	3.0	(9.2)	5.0
Provision for income taxes	6.6	16.4	17.0
Share of (benefit from)/provision for income taxes of unconsolidated companies	(4.5)	5.7	1.5
	54.3	127.7	122.6
Restructuring and other special items (1)	11.7	0.4	7.4
Acquisition-related costs (2)	14.0	—	—
Loss/(gain) on disposal of property, plant and equipment	0.2	(0.9)	(20.3)
Impairment of goodwill and property, plant and equipment	13.7	1.0	9.8
Impairment of assets in unconsolidated companies	30.1	—	—

Adjusted EBITDA	124.0	128.2	119.5

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

Owned hotels - Europe

Year ended December 31,	2017	2016	2015

Rooms Available	273,756	271,963	273,052
Rooms Sold	176,129	175,060	169,371
Occupancy (percentage)	64	64	62
Average daily rate (in U.S. dollars)	740	676	689
RevPAR (in U.S. dollars)	476	435	427

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	476	435	9%	6%

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	435	427	2%	4%

2017 compared to 2016

Revenue was $212.4 million for the year ended December 31, 2017, an increase of $13.3 million, or 7%, from $199.1 million for the year ended December 31, 2016. In constant currency, revenue for the region for the year ended December 31, 2017 increased $8.1 million, or 4%, primarily due to a $5.6 million or 5% revenue increase for the Company's Italian hotels and a $2.6 million or 10% increase at Belmond Grand Hotel Europe. Revenue growth for the Company's Italian hotels was largely driven by the performance of Belmond Hotel Cipriani which benefited from the Biennale Arts Festival, which takes place every other year in Venice, and Belmond Hotel Splendido, which saw an increase in rates year-over-year following the addition of balconies to twelve of its rooms in March 2017. At Belmond Grand Hotel Europe, revenue increased during the annual St. Petersburg International Economic Forum and the 2017 FIFA Confederations Cup. ADR in U.S. dollar terms for the European owned hotels segment increased to $740 in the year ended December 31, 2017 from $676 in the year ended December 31, 2016. Occupancy remained flat at 64% in the years ended December 31, 2017 and 2016. Same store RevPAR increased by 9% in U.S. dollars, to $476 in the year ended December 31, 2017 from $435 in the year ended December 31, 2016, an increase of 6% on a constant currency basis.

Adjusted EBITDA for the region for the year ended December 31, 2017 of $73.7 million represented an increase of $6.1 million, or 9%, from adjusted EBITDA of $67.6 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2017 increased $4.4 million or 6% from the year ended December 31, 2016 primarily due to increases in adjusted EBITDA of $2.2 million or 32% at Belmond Grand Hotel Europe and $1.2 million or 11% at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA was 35% for the year ended December 31, 2017 compared to 34% for the year ended December 31, 2016.

2016 compared to 2015

Revenue was $199.1 million for the year ended December 31, 2016, a decrease of $0.9 million from $200.0 million for the year ended December 31, 2015. In constant currency, revenue for the region for the year ended December 31, 2016 increased $4.2 million or 2% from the year ended December 31, 2015, primarily due to an increase in revenue of $2.5 million or 15% at Belmond Reid's Palace as a result of the Company's strategic decision to focus on driving wholesale business in order to gain market share during the destination's slow season, resulting in an 18% increase in occupancy. Revenue for the Italian hotels excluding Belmond Hotel Cipriani for the year ended December 31, 2016 was up $3.2 million compared to the year ended December 31, 2015, mainly as a result of leveraging strong demand to drive higher rates. In addition, revenue at Belmond Grand Hotel Europe and Belmond La Residencia, Mallorca, Spain increased $1.5 million and $1.3 million respectively. This was offset by a revenue decrease of $4.8 million or 13% at Belmond Hotel Cipriani due to a challenging comparative period in 2015, when the hotel benefited from the Biennale Arts Festival and the World Expo 2015 in Milan, both of which generated increased visitation to Venice. ADR in U.S. dollar terms for the European owned hotels segment decreased to $676 in the year ended December 31, 2016 from $689 in the year ended December 31, 2015. Occupancy increased to 64% in the year ended December 31, 2016 from 62% in the year ended December 31, 2015. Same store RevPAR increased by 2% in U.S. dollars, to $435 in the year ended December 31, 2016 from $427 in the year ended December 31, 2015.

Adjusted EBITDA for the region for the year ended December 31, 2016 of $67.6 million represented an increase of $1.2 million, or 2%, from adjusted EBITDA of $66.4 million for the year ended December 31, 2015. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2016 increased $2.6 million or 4% from the from the year ended December 31, 2015 mainly due to a $1.6 million or 37% increase in adjusted EBITDA at Belmond Reid's Palace and a $1.1 million or 25% increase in adjusted EBITDA at Belmond La Residencia. As a percentage of European owned hotels revenue, adjusted EBITDA increased slightly to 34% for the year ended December 31, 2016 compared to 33% for the year ended December 31, 2015.

Owned hotels - North America

Year ended December 31,	2017	2016	2015

Rooms Available	255,862	256,726	255,216
Rooms Sold	171,906	171,392	171,828
Occupancy (percentage)	67	67	67
Average daily rate (in U.S. dollars)	426	421	429
RevPAR (in U.S. dollars)	286	281	289

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	272	254	7%	7%

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	281	289	(3)%	(2)%

2017 compared to 2016

Revenue was $149.3 million for the year ended December 31, 2017, an increase of $3.4 million, or 2%, from $145.9 million for the year ended December 31, 2016. In constant currency, revenue for the region for the year ended December 31, 2017 increased $3.4 million or 2% from the year ended December 31, 2016, primarily due to revenue growth of $6.0 million or 8% at Belmond Charleston Place, where food and beverage revenue increased as a result of a new sports bar that commenced operations in July 2016 and an increase in group business. Additionally, the newly acquired Belmond Cap Juluca contributed $2.4 million in revenue prior to its closure for renovation at the end of August 2017 and '21' Club by Belmond, New York saw a $1.5 million or 9% increase in revenue in response to marketing campaigns and property improvements in 2017. Growth for these properties was offset by a $7.6 million or 32% decrease in revenue at Belmond La Samanna, which was negatively impacted by a decline in visitation and subsequent closure for refurbishment following the impact of Hurricanes Irma and Jose in September 2017. ADR for the North American owned hotels segment increased to $426 in the year ended December 31, 2017 from $421 in the year ended December 31, 2016. Occupancy remained flat at 67% in the years ended December 31, 2017 and 2016. Same store RevPAR (which excludes the operations of Belmond Cap Juluca and Belmond La Samanna) increased by 7% to $272 in the year ended December 31, 2017 from $254 in the year ended December 31, 2016.

Adjusted EBITDA for the region for the year ended December 31, 2017 of $29.8 million represented an increase of $0.4 million, or 1%, from $29.4 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2017 increased $0.4 million or 1% from the year ended December 31, 2016, primarily as a result of a $2.9 million or 13% increase in adjusted EBITDA at Belmond Charleston Place offset by a $1.1 million decrease in adjusted EBITDA at Belmond El Encanto, Santa Barbara, California. Belmond El Encanto saw a decrease in adjusted EBITDA following the closure of the hotel for nearly three weeks during the Thomas Fire in Santa Barbara in December 2017. Operating losses of $1.4 million at Belmond La Samanna and $2.4 million at Belmond Cap Juluca have been added back to adjusted EBITDA while the properties are closed for renovation following the hurricanes. As a percentage of revenue, adjusted EBITDA remained 20% for the year ended December 31, 2017 and the year ended December 31, 2016.

2016 compared to 2015

Revenue was $145.9 million for the year ended December 31, 2016, a decrease of $2.2 million, or 1%, from $148.1 million for the year ended December 31, 2015. In constant currency, revenue for the region for the year ended December 31, 2016 decreased $1.8 million or 1% from the year ended December 31, 2015. This decrease was largely attributable to a $1.9 million revenue decline at Belmond Maroma Resort & Spa and a $1.2 million decline in revenue at ‘21’ Club by Belmond. Belmond Maroma Resort & Spa was impacted by increased local competition and the re-opening of renovated hotels in the Los Cabos resort area of Mexico. ‘21’ Club by Belmond was negatively impacted by both uncertainty in the financial markets due to a significant portion of its clientele having a tie to the financial services sector and disruption caused by construction noise from neighboring buildings. This decrease was partially offset by a $1.6 million revenue increase at Belmond Charleston Place. The hotel increased food and beverage revenue largely as a result of a new sports bar that commenced operations in July 2016 and also continued to benefit from improved room product following the Company's three-year rooms renovation project that was completed in December 2015. ADR for the North American owned hotels segment decreased to $421 in the year ended December 31, 2016 from $429 in the year ended December 31, 2015. Occupancy remained flat at 67% in the years ended December 31, 2016 and 2015. Same store RevPAR decreased by 3% to $281 in the year ended December 31, 2016 from $289 in the year ended December 31, 2015.

 Adjusted EBITDA for the region for the year ended December 31, 2016 of $29.4 million represented a decrease of $2.4 million, or 8%, from $31.8 million for the year ended December 31, 2015. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2016 decreased $2.4 million or 8% from the year ended December 31, 2015 primarily as a result of a $0.6 million or 14% decrease in adjusted EBITDA at Belmond Maroma Resort & Spa, a $0.7 million decrease in adjusted EBITDA at Belmond La Samanna due to reduced visitation and a $0.7 million or 31% decrease in adjusted EBITDA at '21' Club by Belmond. As a percentage of North American owned hotels revenue, adjusted EBITDA decreased to 20% for the year ended December 31, 2016 from 21% for the year ended December 31, 2015.

Owned hotels - Rest of world

Year ended December 31,	2017	2016	2015

Rooms Available	374,478	376,952	371,207
Rooms Sold	200,537	204,944	211,059
Occupancy (percentage)	54	54	57
Average daily rate (in U.S. dollars)	380	388	356
RevPAR (in U.S. dollars)	203	211	202

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	207	218	(5)%	(11)%

			Change %
Year ended December 31,	2016	2015	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	216	207	4%	9%

2017 compared to 2016

Revenue was $124.2 million for the year ended December 31, 2017, a decrease of $6.1 million, or 5%, from $130.3 million in the year ended December 31, 2016. In constant currency, revenue for the year ended December 31, 2017 decreased $15.1 million or 11% from the year ended December 31, 2016 primarily due to a $20.4 million or 28% decrease in revenue for the Company's two Brazilian properties due to a combination of the impact in the year ended December 31, 2017 of political and economic instability in the country and exceptionally high revenue in the year ended December 31, 2016 due to the 2016 Summer Olympic Games held in Rio de Janeiro. Partially offsetting this decrease was revenue growth of $3.2 million or 18% at Belmond Mount Nelson Hotel, $1.6 million or 20% at Belmond Safaris, and $1.4 million or 49% at Belmond La Résidence d'Angkor, Siem Riep, Cambodia, all of which have benefited from the Company's project capital expenditure in recent years. Belmond La Résidence d'Angkor also saw high revenue growth compared to 2016 when it was closed for refurbishment from May to November. ADR in U.S. dollar terms for the Rest of world segment decreased by 2% to $380 for the year ended December 31, 2017 from $388 in the year ended December 31, 2016. Occupancy remained flat at 54% in the years ended December 31, 2017 and 2016. Same store RevPAR in U.S. dollars (which excludes Belmond Savute Elephant Lodge and Belmond La Résidence d'Angkor) decreased by 5% to $207 for the year ended December 31, 2017 from $218 in the year ended December 31, 2016, a decrease of 11% on a constant currency basis.

Adjusted EBITDA for the region for the year ended December 31, 2017 of $24.5 million represented a decrease of $8.6 million, or 26%, from $33.1 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for the region decreased $11.1 million or 31% from the year ended December 31, 2016, largely as a result of a combined $13.2 million adjusted EBITDA decrease for the Company's two Brazilian hotels, offset by increases in adjusted EBITDA of $2.0 million or 29% at Belmond Mount Nelson Hotel, $1.1 million or 85% at Belmond Safaris and $0.6 million at Belmond La Résidence d'Angkor. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA was 20% for the year ended December 31, 2017 compared to 25% for the year ended December 31, 2016.

2016 compared to 2015

Revenue was $130.3 million for the year ended December 31, 2016, an increase of $5.9 million, or 5%, from $124.4 million for the year ended December 31, 2015. In constant currency, revenue for the year ended December 31, 2016 increased $11.2 million or 9% from the year ended December 31, 2015, primarily due to revenue growth of $6.9 million or 15% at Belmond Copacabana Palace and revenue growth of $3.4 million or 80% at Belmond Safaris. At Belmond Copacabana Palace, the Company successfully capitalized on the 2016 Summer Olympic Games, driving year-over-year ADR and food and beverage revenue growth. Belmond Safaris benefited from being fully operational in 2016, as Belmond Eagle Island Lodge re-opened in December 2015 having been closed from January to November 2015 for a complete renovation. This was partially offset by a revenue decrease of $1.6 million at Belmond La Résidence d'Angkor, which was closed for refurbishment in May 2016 and re-opened in November 2016. ADR in U.S. dollar terms for the Rest of world segment increased by 9% to $388 for the year ended December 31, 2016 from $356 in the year ended December 31, 2015. Occupancy decreased to 54% in the year ended December 31, 2016 from 57% in the year ended December 31, 2015. Same store RevPAR (which excludes Belmond Eagle Island Lodge and Belmond La Résidence d'Angkor) increased by 4% to $216 in the year ended December 31, 2016 from $207 in the year ended December 31, 2015, an increase of 9% on a constant currency basis.

Adjusted EBITDA for the region for the year ended December 31, 2016 of $33.1 million represented an increase of $1.8 million, or 6%, from $31.3 million for the year ended December 31, 2015. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2016 increased $3.2 million or 11% from the year ended December 31, 2015, primarily as a result of a $3.0 million or 22% increase in adjusted EBITDA at Belmond Copacabana Palace and a $1.8 million increase in adjusted EBITDA at Belmond Safaris. This was offset by a decrease in adjusted EBITDA of $1.1 million at Belmond La Résidence d'Angkor. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA remained flat at 25% for the years ended December 31, 2016 and 2015.

Owned trains and cruises

2017 compared to 2016

Revenue was $63.2 million in the year ended December 31, 2017, an increase of $3.9 million, or 7%, from $59.3 million in the year ended December 31, 2016. In constant currency, revenue increased $6.2 million or 11% primarily as a result of the Belmond Grand Hibernian train, which commenced its first full year of operations in 2017 and contributed an increase of $4.0 million for the year ended December 31, 2017. The Belmond Royal Scotsman train grew revenue by $2.2 million or 39% year-over-year primarily as a result of generating higher-revenue charter business and the addition of a spa car and four new berths. Additionally, the Venice Simplon-Orient-Express train saw revenue increases of $2.0 million driven by promotional activity surrounding the release of the Hollywood movie 'Murder on the Orient Express' and the Belmond British Pullman train saw revenue increase by $1.4 million due to a higher number of charters operated in the year ended December 31, 2017. This was offset by a combined revenue decrease of $3.4 million at Belmond Road to Mandalay and Belmond Orcaella, the Company's two river cruise ships in Myanmar, as a result of decreased demand for tourism.

Owned trains and cruises reported adjusted EBITDA of $4.4 million for the year ended December 31, 2017, an increase of $0.1 million, or 2%, from $4.3 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA increased $0.3 million or 7% from the year ended December 31, 2016, largely due to a $1.1 million increase in adjusted EBITDA for the Belmond Royal Scotsman, offset by a $0.8 million decrease for Belmond Road to Mandalay, Ayeyarwady River, Myanmar due to decreased demand.

2016 compared to 2015

Revenue was $59.3 million in the year ended December 31, 2016, a decrease of $6.2 million, or 9%, from $65.5 million in the year ended December 31, 2015. In constant currency, revenue decreased $0.3 million or 1% due to a $1.2 million combined revenue decrease at Belmond Road to Mandalay and Belmond Orcaella, the Company’s two river cruise ships in Myanmar, as a result of increased local competition. This was offset by revenue from Belmond Grand Hibernian, which commenced operations in August 2016 and generated revenue of $1.7 million in the year ended December 31, 2016.

Owned trains and cruises reported adjusted EBITDA of $4.3 million for the year ended December 31, 2016 compared to $7.2 million for the year ended December 31, 2015. In constant currency, adjusted EBITDA for the year ended December 31, 2016 decreased $2.3 million or 35% from the year ended December 31, 2015 due to a $1.0 million combined decrease in adjusted EBITDA for the Company's two river cruise ships in Myanmar and a $0.5 million decrease in adjusted EBITDA at Venice-Simplon-Orient-Express.

Part-owned/ managed hotels

2017 compared to 2016

Revenue was $1.0 million in the year ended December 31, 2017, a decrease of $3.4 million, or 77%, from $4.4 million in the year ended December 31, 2016. In constant currency, revenue for Part-owned/managed hotels decreased $3.4 million or 76%, largely due to a provision made against management and reservation fees at Inn at Perry Cabin by Belmond, St Michaels, Maryland in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the year ended December 31, 2017 of $6.8 million represented an increase of $0.5 million or 8% from earnings of $6.3 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for Part-owned/ managed hotels increased $0.5 million or 8%, primarily as a result of an increase in occupancy at the joint venture's two hotels in Cusco.

2016 compared to 2015

Revenue was $4.4 million in the year ended December 31, 2016, a decrease of $0.8 million, or 15%, from $5.2 million in the year ended December 31, 2015. In constant currency, revenue for Part-owned/managed hotels decreased $0.8 million or 15%, primarily due to the May 2015 sale of Hotel Ritz by Belmond, which had produced revenues of $0.3 million for the year ended December 31, 2015, and a decline in revenue for PBH, the Company's Peru hotels joint venture primarily as a result of a year-over-year decrease in group business at the joint venture’s two hotels in Cusco.

Adjusted EBITDA for Part-owned/managed hotels for the year ended December 31, 2016 of $6.3 million represented a decrease of $0.8 million or 11% for the year ended December 31, 2015. In constant currency, adjusted EBITDA for Part-owned/ managed hotels decreased $0.8 million or 11% as a result of a $1.1 million or 16% decline in adjusted EBITDA for PBH.

Part-owned/managed trains

2017 compared to 2016

Revenue was $10.9 million in the year ended December 31, 2017, an increase of $0.1 million, or 1%, from $10.8 million in the year ended December 31, 2016. In constant currency, revenue for Part-owned/managed trains increased $0.1 million or 1%.

Adjusted EBITDA for Part-owned/managed trains for the year ended December 31, 2017 of $24.0 million represented a decrease of $1.9 million or 7% from $25.9 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for Part-owned/managed trains decreased $1.9 million or 7%, due to an adjusted EBITDA decrease of $2.0 million or 8% for the Company's Peruvian train joint venture, PeruRail, as a result of increases in fuel costs and other operating expenses.

2016 compared to 2015

Revenue was $10.8 million in the year ended December 31, 2016, an increase of $2.6 million, or 32%, from $8.2 million in the year ended December 31, 2015. In constant currency, revenue for Part-owned/managed trains increased $2.6 million or 32%, resulting from the Company's PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine.

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

Adjusted EBITDA for Part-owned/managed trains for the year ended December 31, 2016 of $25.9 million represented an increase of $6.1 million or 31% from $19.8 million for the year ended December 31, 2015. In constant currency, adjusted EBITDA for Part-owned/managed trains increased $6.1 million or 31%, resulting from the Company's PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine.

Unallocated corporate costs

2017 compared to 2016

Adjusted central costs were $39.2 million for the year ended December 31, 2017 (including $5.8 million of non-cash share-based compensation expense), an increase of $0.8 million, or 2%, from $38.4 million in the year ended December 31, 2016 (including $7.6 million of non-cash share-based compensation expense). In constant currency, adjusted central costs increased $1.5 million or 4%, mainly due to increased development and other corporate headcount to support the strategic growth plan. As percentage of revenue, adjusted central costs were 7% for both the year ended December 31, 2017 and the year ended December 31, 2016.

2016 compared to 2015

Adjusted central costs were $38.4 million for the year ended December 31, 2016 (including $7.6 million of non-cash share-based compensation expense), a decrease of $5.7 million, or 13%, from $44.1 million for the year ended December 31, 2015 (including $9.7 million of non-cash share-based compensation expense). In constant currency, adjusted central costs decreased $3.5 million or 8%, primarily due to lower legal and professional expenses. As a percentage of revenue, adjusted central costs decreased slightly to 7% of revenue for the year ended December 31, 2016 from 8% for the year ended December 31, 2015.

Depreciation and amortization

2017 compared to 2016

Depreciation and amortization was $62.9 million for the year ended December 31, 2017, an increase of $10.5 million, or 20%, from $52.4 million in the year ended December 31, 2016, primarily as a result of the completion of several capital projects and accelerated depreciation charge to write off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue increased to 11% for the year ended December 31, 2017 from 10% for the year ended December 31, 2016.

2016 compared to 2015

Depreciation and amortization was $52.4 million in the year ended December 31, 2016, an increase of $1.9 million, or 4% from $50.5 million in the year ended December 31, 2015. Depreciation and amortization as a percentage of revenue increased to 10% for the year ended December 31, 2016 and from 9% for the year ended December 31, 2015. This is primarily due to a $1.3 million accelerated depreciation charge on assets as part of the renovation project at Belmond La Residence d'Angkor.

Gain on extinguishment of debt

2017 compared to 2016

For the year ended December 31, 2017, there was no gain on extinguishment of debt. For the year ended December 31, 2016, there was a gain on extinguishment of debt of $1.2 million. In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain, reported in the statements of consolidated operations during the year ended December 31, 2016, of $1.2 million upon extinguishment of debt, including the payment of a tax indemnity to its partners in respect of their allocation of income from the discount arising on the cancellation of indebtedness.

2016 compared to 2015

For the year ended December 31, 2016, there was a gain on extinguishment of debt of $1.2 million. In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10.0 million and accrued interest of $16.8 million. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain, reported in the statements of consolidated operations during the year ended December 31, 2016, of $1.2 million upon extinguishment of debt, including the payment of a tax indemnity to its partners in respect of their allocation of income from the discount arising on the cancellation of indebtedness. For the year ended December 31, 2015, there was no gain on extinguishment of debt.

Interest income, interest expense and foreign currency, net

2017 compared to 2016

Interest income, interest expense and foreign currency, net was an expense of $34.4 million for the year ended December 31, 2017, an increase of $15.3 million, or 80%, from an expense of $19.1 million for the year ended December 31, 2016. The increase in net expense was primarily due to a foreign exchange loss of $3.0 million that was recognized in the year ended December 31, 2017 compared to a foreign exchange gain of $9.2 million in the year ended December 31, 2016 as a result of volatility in the British pound foreign exchange rate against the U.S. dollar over the last two years.

2016 compared to 2015

Interest income, interest expense and foreign currency, net was an expense of $19.1 million for the year ended December 31, 2016, a decrease of $17.1 million, or 47%, from an expense of $36.2 million for the year ended December 31, 2015. In the year ended December 31, 2016 there was a foreign exchange gain recognized of $9.2 million compared with a loss of $5.0 million recognized in the year ended December 31, 2015.

Provision for income taxes

2017 compared to 2016

The provision for income taxes was $6.6 million in the year ended December 31, 2017, a decrease of $9.8 million, or 60%, from a provision for income taxes of $16.4 million in the year ended December 31, 2016. This was mainly as a result of a decrease in deferred tax liabilities of $19.8 million following a reduction in the corporate tax rate in the U.S. from 35 to 21 percent effective January 1, 2018, following enactment of the Tax Cuts and Jobs Act of 2017. The tax charge for the year ended December 31, 2016 included a benefit of $3.4m in respect of uncertain tax positions following settlements agreed in October 2016. See Note 14 to the Financial Statements.

2016 compared to 2015

The provision for income taxes was $16.4 million in the year ended December 31, 2016, a decrease of $0.6 million, or 4%, from $17.0 million in the year ended December 31, 2015. The decrease in tax charge in the year ended December 31, 2016 was mainly as a result of a reduction in provision for uncertain tax position of $3.4 million following settlements agreed in October 2016, which was partially offset by an increase in earnings before income taxes in the United States, Italy, Brazil and other territories. The effective tax rate is higher than the UK statutory tax rate mainly because the Company operates in a number of territories that have higher statutory tax rates than the UK.

(Loss)/gain on disposal of property, plant and equipment

2017 compared to 2016

A loss on disposal of $0.2 million was recognized in the year ended December 31, 2017 compared with a $0.9 million gain in the year ended December 31, 2016. The loss in the year ended December 31, 2017 relates to the sale of Belmond Northern Belle in November 2017, offset by the recognition of the $0.6 million deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. The gain in the year ended December 31, 2016 relates to the deferred gain following the sale of Inn at Perry Cabin by Belmond, with the remainder relating to the gain on sale of the spa building at Belmond Casa de Sierra Nevada, Mexico in September 2016.

2016 compared to 2015

A gain on disposal of $0.9 million was recognized in the year ended December 31, 2016 compared with a $20.3 million gain in the year ended December 31, 2015. $19.7 million of the gain recorded in 2015 relates to the sale of Hotel Ritz by Belmond, the Company’s hotel joint venture in Spain, in May 2015, with the remainder relating to the recognition of the deferred gain following the 2014 sale of Inn at Perry Cabin by Belmond.

Impairment of property, plant and equipment

2017 compared to 2016

There was an $8.2 million impairment charge of property, plant and equipment in the year ended December 31, 2017. This consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at Belmond Northern Belle due to forecasted lower demand. There was a $1.0 million impairment of property, plant and equipment in the year ended December 31, 2016 which related to Belmond Orcaella. See Note 8 to the Financial Statements for consideration of potential impairment triggers.

     2016 compared to 2015

There was a $1.0 million impairment charge of property, plant and equipment in the year ended December 31, 2016. This consisted of the write-down to fair value of property, plant and equipment at Belmond Orcaella, one of the Company's river cruises in Myanmar. There were no impairments of property, plant and equipment in the year ended December 31, 2015.

(Losses)/earnings from unconsolidated companies, net of tax

2017 compared to 2016

Losses from unconsolidated companies, net of tax were $10.2 million in the year ended December 31, 2017, a decrease of $21.2 million from earnings of $11.0 million in the year ended December 31, 2016. An impairment charge of $58.5 million was recorded in FTSA, the Company's joint venture that has a concession from the Government of Peru to operate the track network in the southern and southeastern Peru. Belmond's equity share of this impairment is $29.3 million which is recorded in share of earnings from unconsolidated companies and has been added back to adjusted EBITDA. The concession had an initial term of 30 years from 1999 with the option to apply for six 5-year extensions. In December 2017 the joint venture received a denial of its third extension request. As a result, the joint venture can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years are remaining as of December 31, 2017. This triggered an impairment test of the assets within the joint venture and the shorter time period over which to recover the carrying value of the assets has led to the impairment charge being recorded in the year ended December 31, 2017. The life of the concession is now expected to expire in 2034. The Company is also a 50% owner of the PeruRail joint venture, which operates and manages rolling stock, including the Belmond Andean Explorer and Belmond Hiram Bingham, and is not anticipated to be impacted by the shortening of the expected FTSA concession life as it can continue to run trains on the track after the conclusion of FTSA's concession. The impairment resulted in a deferred tax benefit of $17.3 million, of which Belmond’s equity share represents $8.6 million and as such deferred tax liabilities are reduced by this amount.

2016 compared to 2015

Earnings from unconsolidated companies, net of tax were $11.0 million in the year ended December 31, 2016, an increase of $1.9 million, or 21%, from $9.1 million in the year ended December 31, 2015. This was largely due to increased net profits achieved at the Company’s PeruRail joint venture.

Net earnings/(losses) from discontinued operations

2017 compared to 2016

Net earnings from discontinued operations for the year ended December 31, 2017 were $0.1 million, compared to net earnings of $1.0 million for the year ended December 31, 2016. Net earnings from discontinued operations for the year ended December 31, 2017 consist largely of the reimbursement of legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013 (see Notes 5 and 20 to the Financial Statements).

Net earnings from discontinued operations for the year ended December 31, 2016 comprised of the reimbursement of legal fees in relation to Ubud Hanging Gardens and residual operating losses from Porto Cupecoy which was sold in January 2013. See Note 20 to the Financial Statements.

2016 compared to 2015

Net earnings from discontinued operations for the year ended December 31, 2016 were $1.0 million, compared to net losses of $1.5 million for the year ended December 31, 2015.

Net earnings from discontinued operations for the year ended December 31, 2016 comprised of the reimbursement of legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 (see Notes 5 and 20 to the Financial Statements) and residual operating losses from Porto Cupecoy which was sold in January 2013. In addition, the results of discontinued operations for the year ended December 31, 2016 included earnings of $1.0 million at Porto Cupecoy due to the release of a provision in respect of tax claims that Belmond believes it is now effectively discharged from. See Note 20 to the Financial Statements.

Net losses from discontinued operations for the year ended December 31, 2015 included legal fees of $0.6 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following the wrongful dispossession by the owner in November 2013 and residual operating losses of $0.9 million at Porto Cupecoy.

Net (losses)/earnings

2017 compared to 2016

The net losses attributable to Belmond Ltd. for the year ended December 31, 2017 were $45.0 million ($0.44 per common share) on revenue of $561.0 million, compared with net earnings of $36.3 million ($0.36 per common share) on revenue of $549.8 million in the year ended December 31, 2016. The decrease in net earnings was largely attributable to $14.0 million of acquisition-related costs associated with Cap Juluca, Belmond's equity share of the $58.5 million impairment in FTSA, and an impairment charge of $8.2 million in relation to Belmond Road to Mandalay and Belmond Northern Belle. Acquisition-related costs for Cap Juluca represent professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla. Additionally, the net loss was a result of a foreign exchange loss of $3.0 million recognized in the year ended December 31, 2017, compared to a foreign exchange gain of $9.2 million in the year ended December 31, 2016. There was also a gain on extinguishment of debt of $1.2 million recognized in the year ended December 31, 2016 in connection with the early repayment of the development loan at Charleston Center LLC, compared with no gain on extinguishment of debt in the year ended December 31, 2017.

2016 compared to 2015

The net earnings attributable to Belmond Ltd. for the year ended December 31, 2016 were $36.3 million ($0.36 per common share) on revenue of $549.8 million, compared with net earnings of $16.3 million ($0.16 per common share) on revenue of $551.4 million in the year ended December 31, 2015. The increase in net earnings was partially due to an increase in earnings of $6.6 million from the Company's PeruRail joint venture which commenced transport of copper concentrate from the Las Bambas mine. This was complemented by an increase in earnings at Belmond Copacabana Palace as a result of the 2016 Summer Olympic Games that took place in Rio de Janeiro and the reopening of the Belmond Eagle Island Lodge as well as strong year-over-year growth for the remaining hotels in Europe. These increases were partially offset by the gain on sale of Hotel Ritz by Belmond in Madrid of $19.7 million which was recorded in the year ended December 31, 2015 and which did not reoccur. In addition, the Company benefited from a decrease in central costs due to lower legal and professional fees and payroll savings related to a weaker British pound than in the year ended December 31, 2015. In the year ended year ended December 31, 2015, the Company also recorded a goodwill impairment charge of $9.8 million ($1.0 million impairment charge of property, plant and equipment related in the year ended December 31, 2016). In addition, the company benefited from a foreign exchange gain of $9.2 million that was recognized in the year ended December 31, 2016, compared to a foreign exchange loss of $5.0 million in the year ended December 31, 2015.

Other comprehensive income: Foreign currency translation adjustments, net

2017 compared to 2016

Foreign currency translation adjustments for the year ended December 31, 2017 were a gain of $48.8 million compared to a loss of $11.0 million for the year ended December 31, 2016 primarily due to the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The gain in the year ended December 31, 2017 was primarily due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2016. In particular, the 14%, 11%, 10% and 5% appreciation of the euro, South African rand, British pound and Russian ruble against the U.S. dollar, respectively, positively impacted the carrying value of Belmond's net investments denominated in those currencies.

2016 compared to 2015

Foreign currency translation adjustments for the year ended December 31, 2016 were a loss of $11.0 million compared to a loss of $88.2 million for the year ended December 31, 2015. The loss in the year ended December 31, 2016 was driven by a 3% and 17% depreciation of the euro and the British pound against the U.S. dollar from the rate at December 31, 2015, negatively impacting the carrying value of Belmond's net investments denominated in those currencies.

The loss in the year ended December 31, 2016 was primarily due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2015. In particular, the 20%, 20% and 13% appreciation of the Brazilian real, Russian ruble and the South African rand against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond's primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At December 31, 2017, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $724.2 million (2016 - $602.1 million), including a current portion of $6.4 million (2016 - $5.3 million). See Note 11 to the Financial Statements. Additionally, Belmond had capital commitments at December 31, 2017 amounting to $19.5 million (2016 - $7.8 million).

Belmond had cash and cash equivalents of $180.2 million at December 31, 2017, compared to $153.4 million at December 31, 2016. In addition, Belmond had restricted cash balances of $3.9 million, of which $3.1 million is classified as restricted cash on the balance sheet and $0.8 million is classified in other assets (2016 - $2.6 million, of which $1.8 million is classified as restricted cash and $0.8 million is classified in other assets). At December 31, 2017, there were undrawn amounts available to Belmond under committed short-term lines of credit of $100.6 million (2016 - $105.5 million), bringing total cash availability at December 31, 2017 to $280.8 million (2016 - $258.9 million), excluding restricted cash. When assessing liquidity, Belmond management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At December 31, 2017, Belmond had $6.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond's Liquidity and Capital Resources

On July 3, 2017 Belmond entered into an Amended and Restated Credit Agreement, between Belmond and its senior secured lenders, (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million secured term loan (the "Term Loan Facility") that matures on July 3, 2024 and (ii) a $100.0 million revolving credit facility (the "Revolving Credit Facility") that matures on July 3, 2022 (together the "Secured Credit Facilities"). The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn under the prior revolving credit facility, but not the debt of Charleston Centre LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies. A loss on modification of debt of $0.7 million (2016 - $Nil) was recognized in the year ended December 31, 2017. The loss consisted of unamortized debt issuance costs relating to the Amended and Restated Credit Agreement.

On May 26, 2017, Belmond acquired Cap Juluca, a 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84.8 million, including an aggregate cash purchase price of $68.7 million and acquisition-related costs of $14.0 million, but excluding a working capital credit of $2.1 million. The acquisition was funded from existing cash reserves and $45.0 million of borrowings under the Company’s prior revolving credit facility, which was repaid under the Amended and Restated Credit Agreement. See Notes 4 and 11 to the Financial Statements.

In March 2015, Belmond’s board of directors approved a program enabling the Company to repurchase its shares of class A common stock up to the value of $75.0 million. There were no shares repurchased or retired during the year ended December 31, 2017. During the year ended December 31, 2016, Belmond repurchased and retired 233,393 shares of class A common stock at a weighted average price of $8.54 per share and an aggregate purchase price of approximately $2.0 million. The shares repurchased represented approximately 0.2% of the Company's total shares of class A common stock outstanding prior to the repurchase. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

Covenant Compliance

At December 31, 2017, Belmond was financed with a $610.0 million Term Loan Facility and a $100.0 million Revolving Credit Facility which is undrawn. The Amended and Restated Credit Agreement limits Belmond’s ability to incur additional debt unless a covenant is met. The covenant is measured on the performance of the consolidated group. The Amended and Restated Credit Agreement removed a minimum interest coverage ratio covenant that had previously applied to the Company and increased the net leverage ratio permitted in the covenant test. The maximum net leverage test is measured quarterly based on Belmond’s trailing 12 months results. In addition, there is third party bank debt held by consolidated variable interest entities of $112.9 million relating to Charleston Center LLC. One of the loans ($112.0 million) contains two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC.

If Belmond does not comply with its financial covenant and the banks that provide the Revolving Credit Facility declare a default and accelerate the repayment of their debt, this will permit the lenders under the Term Loan Facility to cross accelerate their loans under the Amended and Restated Credit Agreement.
Belmond regularly monitors projected covenant compliance, and if there was a likely prospective non-compliance with a covenant, Belmond would as a general rule meet with the agent or lending bank or banks of the relevant facility to seek an amendment or waiver. If such an amendment or waiver is available, obtaining it may result in additional bank fees or an increase in the interest cost.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $132.3 million at December 31, 2017 (December 31, 2016 - $107.4 million).

Cash Flow - Sources and Uses of Cash

At December 31, 2017 and 2016, Belmond had cash and cash equivalents of $180.2 million and $153.4 million, respectively. In addition, Belmond had restricted cash balances of $3.9 million (of which $3.1 million is classified as current restricted cash on the consolidated balance sheet and $0.8 million is classified in other assets) and $2.6 million (of which $1.8 million is classified as current restricted cash on the consolidated balance sheet and $0.8 million is classified in other assets) as of December 31, 2017 and December 31, 2016, respectively.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2017 was $50.7 million compared to $61.5 million for the year ended December 31, 2016 and $67.9 million for the year ended December 31, 2015.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $45.1 million for the year ended December 31, 2017, a decrease of $80.5 million compared to earnings of $35.4 million for the year ended December 31, 2016. Non-cash items affecting the calculation of net cash provided by operating activities included an impairment of property, plant and equipment of $8.2 million relating to Belmond Road to Mandalay and Belmond Northern Belle recorded during the year ended December 31, 2017 compared to a $1.0 million impairment of property, plant and equipment in the year ended December 31, 2016 related to Belmond Orcaella. In addition, there was an impairment of goodwill of $5.5 million related to Belmond Cap Juluca during the year ended December 31, 2017, compared to no goodwill impairment charge in the year ended December 31, 2016. There was a $1.2 million gain on extinguishment of debt and a $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a municipal agency in the year ended December 31, 2016, which did recur in the year ended December 31, 2017. See Note 11 to the Financial Statements. In addition, losses from unconsolidated companies were $10.2 million for the year ended December 31, 2017, compared to earnings from unconsolidated companies of $11.0 million for the year ended December 31, 2016, largely as a result of an impairment charge recorded in one of the Company's unconsolidated companies. See Note 7 to the Financial Statements. Lastly, operating cash flows were affected by the fact that net losses from continuing operations for the year ended December 31, 2017, included a non-cash loss from foreign currency translation of $3.0 million, compared to a non-cash gain from foreign currency translation of $9.2 million for the year ended December 31, 2016.

Net earnings from continuing operations were $35.4 million for the year ended December 31, 2016, an improvement of $18.0 million compared to earnings of $17.4 million for the year ended December 31, 2015. In addition, there was a $1.2 million gain on extinguishment of debt and a $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a municipal agency in the year ended December 31, 2016. See Note 11 to the Financial Statements. In addition, during the year ended December 31, 2015, the Company recorded a non-cash gain on disposal of $19.7 million in relation to the sale of Belmond's equity method investment in Hotel Ritz by Belmond and goodwill impairments totaling $9.8 million in relation to the goodwill of Belmond Grand Hotel Europe, Belmond Jimbaran Puri, Belmond La Résidence Phou Vao and Belmond Northern Belle, non-cash items affecting net cash used in operating activities which did not recur in the year ended December 31, 2016. Lastly, operating cash flows were affected by the fact that net earnings from continuing operations for the year ended December 31, 2016 included a non-cash gain from foreign currency translation of $9.2 million, compared to a non-cash loss from foreign currency translation of $5.0 million for the year ended December 31, 2015.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2017 was $120.9 million compared to $52.4 million for the year ended December 31, 2016 and $17.4 million for the year ended December 31, 2015.

During the year ended December 31, 2017, $68.6 million, net of cash acquired, was used for the acquisition of Cap Juluca. See Note 4 to the Financial Statements. There were no acquisitions during the year ended December 31, 2016.

Capital expenditure of $67.8 million during the year ended December 31, 2017 included $6.3 million on the refurbishment at Belmond Cap Juluca, $5.8 million at Belmond Copacabana Palace million on the full refurbishment of the Pergula Restaurant, $4.7 million at Belmond Grand Hotel Europe for the refurbishment of the hotel's ballroom, improvements to the hotel's heating and air conditioning system and renovation of its deluxe rooms, $4.6 million on corporate projects, which include the Company's new enterprise resource planning system and website, $4.5 million on the Venice Simplon-Orient-Express related to statutory maintenance works and $3.7 million on the acquisition of an additional villa at Belmond Hotel Caruso, with the balance being for routine capital expenditures.

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

In addition, during the year ended December 31, 2017, disposal of the shares in Northern Belle Limited, the wholly owned subsidiary that owned the rolling stock resulted in net cash proceeds of $2.1 million. The disposal resulted in a loss $0.8 million, which was recognized on completion and it is reported within loss on sale from property, plant and equipment and equity method investments.

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

Release of restricted cash was $Nil for the year ended December 31, 2016 compared to $0.5 million for the year ended December 31, 2015.

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2017 was $89.8 million compared to cash provided by financing activities of $9.6 million for the year ended December 31, 2016 and cash used in financing activities of $43.8 million for the year ended December 31, 2015.

On July 3, 2017, Belmond entered into an Amended and Restated Credit Agreement, which had previously consisted of (a) a seven-year $552.0 million term loan facility consisting of a $345.0 million U.S. dollar tranche and a €150.0 million euro-denominated tranche (equivalent to $207.0 million at drawdown), scheduled to mature on March 21, 2021; and (b) a $105.0 million revolving credit facility scheduled to mature on March 21, 2019.

The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022. The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn during the year ended December 31, 2017 under the prior revolving credit facility, but not the debt of Charleston Center LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies. The net cash proceeds at closing under the Amended and Restated Credit Agreement was therefore $104.7 million.

During the year ended December 31, 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million. The additional proceeds of $26.0 million were used to repay a 1984 development loan from a municipal agency and associated accrued interest.

Principal repayments under long-term debt were $5.7 million in the year ended December 31, 2017 compared to $13.9 million in the year ended December 31, 2016 and $5.4 million in the year ended December 31, 2015.

The year ended December 31, 2016 included a cash outflow of $2.0 million in relation to the repurchases of Belmond's shares of class A common stock, compared to $37.6 million in the year ended December 31, 2015.

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens and Porto Cupecoy, have been presented as discontinued operations for all periods presented. See Notes 5 and 20 to the Financial Statements.

Net cash provided by/(used in) operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities. Earnings from discontinued operations were $0.1 million for the year ended December 31, 2017, compared to earnings of $1.0 million for the year ended December 31, 2016 and losses of $1.5 million for the year ended December 31, 2015. The earnings from discontinued operations for the year ended December 31, 2016 largely relate to the release of a provision at Porto Cupecoy in respect of tax claims that Belmond believes it is now effectively discharged from. See Note 20. The results of discontinued operations for the year ended December 31, 2015 includes legal fees of $0.6 million in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its wrongful dispossession by the owner.

Capital Commitments

Belmond routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations, existing debt facilities.

There were $19.5 million of capital commitments outstanding at December 31, 2017 (2016 - $7.8 million) relating to project developments and refurbishment for existing properties.

Indebtedness

At December 31, 2017, Belmond had $724.2 million (2016 - $602.1 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at December 31, 2017 of $707.1 million (2016 - $591.1 million) is net of the unamortized original issue discount of $3.1 million (2016 - $1.5 million) and unamortized debt issuance costs of $14.0 million (2016 - $9.5 million), both of which will be amortized through interest expense over the term of the loans.

On July 3, 2017, Belmond amended and restated its credit agreement. The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022.

At December 31, 2017, Belmond was financed with a $610.0 million Term Loan Facility and a $100.0 million Revolving Credit Facility which is undrawn.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($398.0 million currently outstanding) and a euro-denominated tranche (€178.1 million currently outstanding, equivalent to $213.4 million as at December 31, 2017). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount. At December 31, 2017 the facility was undrawn and including other working capital facilities, the Company has $100.6 million available to draw.
The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 5.6 years, and the weighted average interest rate is 4.11%, which incorporates derivatives used to mitigate interest rate risk. See Note 11 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2017 included above comprised $112.9 million (2016 - $113.1 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

In June 2016, Charleston Center LLC amended its secured loan of $86.0 million increasing the amount of the loan to $112.0 million but retaining the 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency and associated accrued interest.

Including debt of consolidated variable entities, approximately 29% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At December 31, 2017, 52% of borrowings of Belmond were subject to floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2017:

	Contingent guarantee	Duration
December 31, 2017	$ millions

PeruRail joint venture:
Concession performance	9.9	through May 2018
Peru hotel joint venture:
Debt obligations	15.9	through 2021

Total	25.8

Belmond has contingently guaranteed, through 2021, $15.9 million of debt obligations of the joint venture in Peru that operates five hotels. Belmond has also contingently guaranteed the FTSA joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9.9 million, through May 2018. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Contractual Obligations Summary

The following table summarizes Belmond’s (excluding joint ventures) material known contractual obligations in 2018 and later years as of December 31, 2017, excluding accounts payable and accrued liabilities:

	2018	2019-2020	2021-2022	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Total long-term debt and obligations under capital leases, before deduction of discount on secured term loan and debt issuance costs	6.4	124.8	12.4	580.6	724.2
Operating leases	12.1	21.8	20.7	141.8	196.4
Capital commitments	19.5	—	—	—	19.5
Interest payments	29.1	51.4	46.9	30.2	157.6
Pension obligations	0.4	0.8	0.8	6.3	8.3

	67.5	198.8	80.8	758.9	1,106.0

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2017, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2017, Belmond has a provision of $0.5 million in respect of its uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes. Belmond is unable to estimate with any certainty when, or if, these liabilities will fall due. Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

Belmond had no material off-balance sheet arrangements at December 31, 2017 other than those involving its equity investees reported in Notes 6, 7 and 25 to the Financial Statements, and those described in commitments and contingencies in Note 20 to the Financial Statements.

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

Long-lived assets and goodwill

Belmond management periodically evaluates the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. These evaluations include analyses based on the undiscounted cash flows generated by the underlying assets, profitability information including estimated future operating results, trends or other determinants of fair value, estimated future capital expenditure and receipt of any insurance proceeds. The determination of fair value incorporates various assumptions and uncertainties, including future cash flows of the business and future growth rates, that Belmond believes are reasonable and supportable but are, however, by their nature, highly judgmental. If the value of the asset determined by these evaluations is less than its carrying amount, a loss, if any, is recognized for the difference between the fair value and the carrying value of the asset. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

Belmond recorded a combined non-cash property, plant and equipment impairment charge of $8.2 million in the year ended December 31, 2017. This consisted of $7.1 million at Belmond Road to Mandalay and $1.1 million at Belmond Northern Belle. There was a $1.0 million impairment of property, plant and equipment in the year ended December 31, 2016 which related to Belmond Orcaella. See Notes 2 and 8 to the Financial Statements for discussion of assumptions used in calculating these charges and sensitivity to changes in these estimates. There were no impairments to property, plant and equipment in the year ended December 31, 2015.
Goodwill is evaluated at least annually for impairment, or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Belmond’s goodwill impairment testing is performed in two steps, first, the determination of impairment based upon the fair value of each reporting unit as compared with its carrying value and, second, if there is an implied impairment, the measurement of the amount of the impairment loss is determined by comparing the implied fair value of goodwill with the carrying value of the goodwill. Prior to January 1, 2017, if the carrying value of the reporting unit’s goodwill exceeded its implied fair value, the goodwill was deemed to be impaired and was written down by the extent of the difference. In January 1, 2017, Belmond early adopted the new guidance to simplify the accounting for goodwill impairment by removing the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment charge is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value, however the impairment charge is not to exceed the carrying amount of goodwill allocated to that reporting unit.

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

Belmond recorded a goodwill impairment charge of $5.5 million at Belmond Cap Juluca in the year ended December 31, 2017. Belmond recorded no goodwill impairment charges during the year ended December 31, 2016. Belmond recorded goodwill impairment charges of $9.8 million in the year ended December 31, 2015 relating to Belmond Jimbaran Puri, Belmond La Résidence Phou Vao, Belmond Northern Belle and Belmond Grand Hotel Europe. See Notes 2 and 9 to the Financial Statements for discussion of estimates used in calculating these charges and sensitivity to changes in these estimates.

Other intangible assets with indefinite useful lives are also reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Belmond uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

There were no impairments of other intangible assets in the year ended December 31, 2017, 2016 and 2015. See Note 10 to the Financial Statements for discussion of estimates used in calculating these charges and sensitivity to changes in these estimates.

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

The fair value of Belmond’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments. Where credit value adjustments exceeded 10% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been included in the Level 3 category. See Note 21 to the Financial Statements.

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

Recent Accounting Pronouncements

As of December 31, 2017, Belmond had adopted all relevant accounting guidance, as reported in Note 2 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 2 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis.  If the rate paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $3.7 million based on borrowings outstanding at December 31, 2017.

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

Twelve of Belmond’s owned properties in 2017 operated in European euro territories, two in Brazilian real, one in South African rand, four in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue derived by Venice Simplon-Orient-Express was recorded primarily in British pounds sterling, but its operating costs were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Cap Juluca, Belmond Governor's Residence, Belmond La Résidence D'Angkor and Belmond Road to Mandalay were recorded in U.S. dollars.

Except for the specific instances described above, Belmond's properties seek to match foreign currency earnings and costs as far as possible to provide a natural hedge against currency movements. The extent to which such a match is possible depends on the property, its guest base and the currency of the majority of its costs. Belmond hedges the U.S. dollar value of its euro denominated net assets by drawing part of its debt in euros and designating that debt as a net investment hedge. In addition, a significant proportion of the guests at Belmond hotels located outside of the United States originate from the United States. When a foreign currency in which Belmond operates depreciates against the U.S. dollar, Belmond has some flexibility to increase prices in local currency, or vice versa. Management believes that when these factors are combined, Belmond does not face a material exposure to its net earnings from currency movements, although the reporting of Belmond's revenue and costs translated into U.S. dollars can, from period to period, be materially affected.

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at December 31, 2017 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 22, there is no material potential impact on net earnings at December 31, 2017 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.
Hamilton, Bermuda

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows, and total equity, for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte LLP

London, England
March 1, 2018

We have served as the Company's auditor since 2005.

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheet

	2017	2016
December 31,	$’000	$’000

Assets
Cash and cash equivalents	180,153	153,425
Restricted cash	3,121	1,830
Accounts receivable, net of allowances of $544 and $420	34,373	25,775
Due from unconsolidated companies	12,762	12,165
Prepaid expenses and other	13,327	12,262
Inventories	23,092	23,931
Total current assets	266,828	229,388

Property, plant and equipment, net of accumulated depreciation of $417,738 and $368,939	1,168,044	1,074,676
Investments in unconsolidated companies	64,644	79,327
Goodwill	120,220	113,343
Other intangible assets	19,778	13,877
Other assets	14,123	13,457
Total assets (1)	1,653,637	1,524,068

Liabilities and Equity
Accounts payable	15,815	16,366
Accrued liabilities	79,455	69,046
Deferred revenue	32,786	31,350
Current portion of long-term debt and obligations under capital leases	6,407	5,284
Total current liabilities	134,463	122,046

Long-term debt and obligations under capital leases	700,752	585,768
Liability for pension benefit	650	1,447
Other liabilities	3,023	5,366
Deferred income taxes	115,381	122,291
Liability for uncertain tax positions	532	318
Total liabilities (1)	954,801	837,236

Commitments and contingencies (Note 20)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,365,933 (2016 - 101,793,829)	1,024	1,018
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2016 - 18,044,478)	181	181

Additional paid-in capital	985,566	979,458
Retained earnings	13,278	52,751
Accumulated other comprehensive loss	(301,322)	(346,777)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2016 - 18,044,478)	(181)	(181)
Total shareholders’ equity	698,546	686,450
Non-controlling interests	290	382
Total equity	698,836	686,832

Total liabilities and equity	1,653,637	1,524,068

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at December 31, 2017 and December 31, 2016 is Charleston Center LLC. These assets and liabilities at December 31, 2017 and December 31, 2016 are as follows:

	December 31, 2017	December 31, 2016
	$’000	$’000

Assets
Cash and cash equivalents	1,530	2,233
Accounts receivable, net of allowances of $Nil and $Nil	3,623	3,066
Prepaid expenses and other	935	365
Inventories	1,360	1,296
Total current assets	7,448	6,960

Property, plant and equipment, net of accumulated depreciation of $42,676 and $35,902	197,369	201,861
Other assets	1,450	1,455
Total assets	206,267	210,276

Liabilities
Accounts payable	4,518	4,558
Accrued liabilities	3,291	3,099
Deferred revenue	2,835	1,714
Current portion of long-term debt and obligations under capital leases	255	242
Total current liabilities	10,899	9,613

Long-term debt and obligations under capital leases	112,069	111,968
Other liabilities	—	40
Total liabilities	122,968	121,621

See further description in Note 6, Variable interest entities.

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Revenue (1)	560,999	549,824	551,385

Expenses:
Cost of services	239,850	240,097	243,609
Selling, general and administrative	238,300	198,590	206,197
Depreciation and amortization	62,852	52,396	50,513
Impairment of goodwill	5,500	—	9,796
Impairment of property, plant and equipment	8,216	1,007	—

Total operating costs and expenses	554,718	492,090	510,115

(Loss)/gain on disposal of property, plant and equipment and equity method investments	(153)	938	20,275

Earnings from operations	6,128	58,672	61,545

Gain on extinguishment of debt	—	1,200	—
Interest income (2)	1,058	853	926
Interest expense	(32,455)	(29,155)	(32,101)
Foreign currency, net	(3,034)	9,186	(5,016)

(Losses)/earnings before income taxes and earnings from unconsolidated companies, net of tax	(28,303)	40,756	25,354

Provision for income taxes	(6,554)	(16,368)	(17,041)

(Losses)/earnings before earnings from unconsolidated companies, net of tax	(34,857)	24,388	8,313

(Losses)/earnings from unconsolidated companies, net of tax (benefit)/provision of $(4,451), $5,650 and $1,466	(10,213)	11,013	9,075

(Losses)/earnings from continuing operations	(45,070)	35,401	17,388

Net earnings/(losses) from discontinued operations, net of tax provision of $Nil, $Nil and $Nil	122	1,032	(1,534)

Net (losses)/earnings	(44,948)	36,433	15,854

Net (earnings)/losses attributable to non-controlling interests	(87)	(109)	411

Net (losses)/earnings attributable to Belmond Ltd.	(45,035)	36,324	16,265
(1) Includes revenue from related parties of $15,449,000, $15,458,000 and $13,123,000, respectively
(2) Includes interest income from related parties of $Nil, $Nil and $301,000, respectively

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2017	2016	2015
Year ended December 31,	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.44)	0.35	0.17
Net earnings/(losses) from discontinued operations	—	0.01	(0.01)
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.44)	0.36	0.16

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.44)	0.34	0.17
Net earnings/(losses) from discontinued operations	—	0.01	(0.01)
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.44)	0.35	0.16

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Net (losses)/earnings	(44,948)	36,433	15,854

Other comprehensive income/(losses), net of tax:
Foreign currency translation adjustments, net of tax (benefit)/provision of $Nil, $(809) and $Nil	48,754	(10,848)	(88,457)
Change in fair value of derivatives, net of tax provision/(benefit) of $810, $222 and $(352)	1,920	867	(522)
Change in pension liability, net of tax provision/(benefit) of $73, $(530) and $147	310	(2,119)	580
Total other comprehensive losses, net of tax	50,984	(12,100)	(88,399)

Total comprehensive income/(losses)	6,036	24,333	(72,545)

Comprehensive (income)/losses attributable to non-controlling interests	(54)	(244)	688

Comprehensive income/(losses) attributable to Belmond Ltd.	5,982	24,089	(71,857)

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	2017	2016	2015
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net (losses)/earnings	(44,948)	36,433	15,854
Less: Net earnings/(losses) from discontinued operations, net of tax	122	1,032	(1,534)

Net (losses)/earnings from continuing operations	(45,070)	35,401	17,388
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	62,852	52,396	50,513
Impairment of goodwill	5,500	—	9,796
Impairment of property, plant and equipment	8,216	1,007	—
(Loss)/gain on disposal of property, plant and equipment and equity method investments	153	(938)	(20,275)
(Gain) on extinguishment of debt	—	(1,200)	—
Losses/(earnings) from unconsolidated companies, net of tax	10,213	(11,013)	(9,075)
Amortization of debt issuance costs and discount on secured term loan	3,682	3,044	2,903
Share-based compensation	5,809	6,272	6,707
Change in provisions for uncertain tax positions	160	(3,350)	279
Benefit from deferred income tax	(13,641)	(305)	(124)
Other non-cash movements	1,596	567	(1,076)
Effect of exchange rates on net (losses)/earnings	2,215	(12,258)	896
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(633)	1,961	(536)
Due from unconsolidated companies	(419)	(788)	1,167
Prepaid expense and other	(349)	668	(725)
Inventories	2,539	(504)	1,962
Escrow and prepaid customer deposits	(1,082)	379	(1,284)
Accounts payable	(2,488)	877	(5,703)
Accrued liabilities	12,805	245	10,127
Deferred revenue	(489)	(1,434)	5,877
Other liabilities	(5,633)	(14,121)	—
Other, net	927	148	(3,008)
Other cash movements:
Dividends from equity method investees	4,440	4,449	3,649
Proceeds from insurance settlements	1,462	—	—
Payment of swap termination costs	(2,145)	—	—

Net cash provided by operating activities from continuing operations	50,620	61,503	69,458
Net cash provided by/(used in) operating activities from discontinued operations	87	38	(1,534)

Net cash provided by operating activities	50,707	61,541	67,924

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

	2017	2016	2015
Year ended December 31,	$'000	$'000	$'000
Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(67,830)	(55,104)	(56,395)
Capital expenditure to acquire intangible assets	—	—	(714)
Acquisitions, net of cash acquired	(68,632)	—	—
Investments in unconsolidated companies	—	—	(4,061)
Increase in restricted cash	(46)	(6)	—
Release of restricted cash	—	—	519
Change in deferred revenue for asset sale deposits	—	—	(500)
Proceeds from sale of business	2,070	—	—
Proceeds from insurance settlements	13,588	—	—
Proceeds from sale of property, plant and equipment and equity method investments	—	2,746	43,742

Net cash used in investing activities from continuing operations	(120,850)	(52,364)	(17,409)
Net cash provided by investing activities from discontinued operations	—	—	—

Net cash used in investing activities	(120,850)	(52,364)	(17,409)

Cash flows from financing activities:
Repurchase of shares	—	(1,992)	(37,565)
Exercised stock options and vested share awards	305	17	35
Dividend to non-controlling interest	—	(15)	(20)
Issuance of long-term debt	104,739	26,000	—
Debt issuance costs	(9,639)	(465)	(856)
Principal payments under long-term debt	(5,654)	(13,904)	(5,432)

Net cash provided by/(used in) financing activities from continuing operations	89,751	9,641	(43,838)
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by/(used in) financing activities	89,751	9,641	(43,838)

Effect of exchange rate changes on cash and cash equivalents	7,120	(992)	(6,196)

Net increase in cash and cash equivalents	26,728	17,826	481

Cash and cash equivalents at beginning of period (includes $Nil, $Nil and $Nil of cash presented within assets held for sale)	153,425	135,599	135,118

Cash and cash equivalents at end of period (includes $Nil, $Nil, $Nil of cash presented within assets held for sale)	180,153	153,425	135,599

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2015	—	1,040	181	1,000,803	5,763	(246,420)	(181)	1,075	762,261
Correction of prior period misstatement	—	—	—	—	5,562	(5,562)	—	—	—
Restated balance at January 1, 2015	—	1,040	181	1,000,803	11,325	(251,982)	(181)	1,075	762,261
Share-based compensation	—	—	—	6,707	—	—	—	—	6,707
Exercised stock options and vested share awards	—	8	—	27	—	—	—	—	35
Repurchase of shares	—	(33)		(32,118)	(5,856)	—	—	—	(38,007)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(26)	(26)
Comprehensive loss:
Net earnings attributable to common shares	—	—	—	—	16,265	—	—	(411)	15,854
Other comprehensive loss	—	—	—	—	—	(88,122)	—	(277)	(88,399)

Balance, December 31, 2015	—	1,015	181	975,419	21,734	(340,104)	(181)	361	658,425
Share-based compensation	—	—	—	6,272	—	—	—	—	6,272
Exercised stock options and vested share awards	—	5	—	12	—	—	—	—	17
Repurchase of shares	—	(2)	—	(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(223)	(223)
Comprehensive income:
Net earnings attributable to common shares	—	—	—	—	36,324	—	—	109	36,433
Other comprehensive loss	—	—	—	—	—	(12,235)	—	135	(12,100)

Balance at December 31, 2016	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	5,809	—	—	—	—	5,809
Exercised stock options and vested share awards	—	6	—	299	—	—	—	—	305
Repurchase of shares	—	—	—	—	—	—	—	—	—
Dividend to non-controlling interest	—	—	—	—	—	—	—	(146)	(146)
Comprehensive income:

See notes to consolidated financial statements.

Net losses attributable to common shares	—	—	—	—	(45,035)	—	—	87	(44,948)
Other comprehensive income	—	—	—	—	—	51,017	—	(33)	50,984

Balance at December 31, 2017	—	1,024	181	985,566	13,278	(301,322)	(181)	290	698,836

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of financial statement presentation

Business

In this report Belmond Ltd. is referred to as the “Company”, and the Company and its consolidated subsidiaries are referred to collectively as “Belmond”.

At December 31, 2017, Belmond owned, invested in or managed 36 deluxe hotels and resort properties operating in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, one river cruise business in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel scheduled for a future opening, the Belmond Cadogan Hotel in London, England. Subsequent to the balance sheet date, the Company announced that through indirect subsidiaries it had acquired the Castello di Casole resort and estate in Tuscany, Italy, in February 2018. See Note 26.

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

Reclassifications

During the year ended December 31, 2017 the Company corrected a prior period misstatement to reclassify an immaterial deferred tax entry related to a change of functional currency at the Company's Brazilian subsidiaries in 2014. As a result, opening Retained Earnings increased by $5,562,000 and opening Accumulated and Other Comprehensive Income decreased by $5,562,000, with no net change in Total Equity. There is no impact on net earnings, EPS or cash flows in any period presented.

Discontinued operations and assets and liabilities held for sale were reclassified in the consolidated financial statements for all periods presented. See Note 5 for a summary of the results of discontinued operations and assets and liabilities held for sale.

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

The results of operations of an entity that either has been disposed of or is classified as held for sale are reported in discontinued operations where the sale represents a strategic shift that has or will have a major effect on our operations and financial results following the adoption of new guidance as of January 1, 2015.

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

Goodwill

Goodwill is not amortized but is tested for impairment at least annually or more frequently if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. Belmond's annual goodwill impairment testing date is October 1. To test goodwill for impairment, Belmond first compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of reporting units is determined using internally developed discounted future cash flow models, which incorporate third party appraisals and industry/market data (to the extent available). Prior to January 1, 2017, if an impairment was indicated, Belmond compared the implied fair value of the reporting unit's goodwill to its carrying amount. An impairment loss was measured as the excess of the carrying value of a reporting unit's goodwill over its implied fair value. On January 1, 2017 Belmond early adopted the new guidance to simplify the accounting for goodwill impairment by removing the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment charge is now measured as the amount by which a reporting unit’s carrying value exceeds its fair value, however the impairment charge is not to exceed the carrying amount of goodwill allocated to that reporting unit.

When determining the fair value of a reporting unit, Belmond is required to make significant judgments that Belmond believes are reasonable and supportable considering all available internal and external evidence at the time. However, these estimates and assumptions are, by their nature, highly judgmental. Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of Belmond’s routine, long-term planning process, available industry/market data (to the extent available), Belmond’s strategic plans, estimates of long-term growth rates taking into account Belmond’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a five-year period from management’s budget and planning process, the terminal value which is included for the period beyond five years from the balance sheet date based on the estimated cash flow in the fifth year and a terminal growth rate ranging from 2.2% to 6.5% (December 31, 2016 - 1.2% to 4.9%), and pre-tax discount rates which for the year ended December 31, 2017 range from 9.9% to 19.3% (December 31, 2016 - 7.5% to 16.7%).

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

In the determination of fair value of derivative instruments, a credit valuation adjustment is applied to Belmond’s derivative exposures to take into account the risk of the counterparty defaulting with the derivative in an asset position and, when the derivative is in a liability position, the risk that Belmond may default. The credit valuation adjustment is calculated by determining the total expected exposure of the derivatives (incorporating both the current and potential future exposure) and then applying each counterparty’s credit spread to the applicable exposure. For interest rate swaps, Belmond’s own credit spread is applied to the counterparty’s exposure to Belmond and the counterparties credit spread is applied to Belmond’s exposure to the counterparty, and then the net credit valuation adjustment is reflected in the determination of the fair value of the derivative instrument. The credit spreads used as inputs in the fair value calculations represent implied credit default swaps obtained from a third-party credit data provider. Some of the inputs into the credit valuation adjustment are not observable and, therefore, they are considered to be Level 3 inputs. Where the credit valuation adjustment exceeds 10% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the derivative is classified as Level 3.

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

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $41,590,000 in 2017 (2016 - $38,361,000; 2015 - $40,381,000).

Interest expense

Capitalized interest during the construction of qualifying assets is capitalized and included in the cost of the asset. Direct and incremental costs incurred in obtaining loans or in connection with the issuance of long-term debt are deferred and amortized to interest expense over the term of the related debt.

Foreign currency

The functional currency for each of Belmond’s operating subsidiaries is the applicable local currency, except for properties in French West Indies, British West Indies, Peru, Cambodia, Myanmar and one property in Mexico, where the functional currency is U.S. dollars.

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

Accounting pronouncements adopted during the year

In January 2017, the FASB issued new guidance to simplify the accounting for goodwill impairment by removing the requirement to compare the implied fair value of goodwill with its carrying amount as part of step 2 of the goodwill impairment test. A goodwill impairment will now be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, however the loss is not to exceed the carrying amount of goodwill allocated to that reporting unit. The guidance is effective for annual and interim impairment tests for periods beginning after December 15, 2019, with early adoption permitted for any impairment tests performed after January 1, 2017. The new guidance will be applied on a prospective basis. Belmond early adopted the new guidance from January 1, 2017. The adoption of this guidance simplified how Belmond tests the recoverability of goodwill. The new test requires only a single-step quantitative test for all reporting units and reduces the need for independent valuation resources and increases efficiency. The qualitative assessment remains unchanged. See Note 9 for details of the goodwill impairment recorded in the year ended December 31, 2017.

Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. In May 2016, the FASB issued an update that clarified guidance in certain narrow aspects of the topic. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption is permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods).

The Company intends to adopt the standard in the annual period beginning January 1, 2018 under the modified retrospective approach with a cumulative effect recognized in equity and no prior period restatement. Belmond's unconsolidated companies intend to adopt the standard in the annual period beginning January 1, 2019, as permitted by the SEC.

The analysis identifying areas that will be impacted by the new guidance is complete and has been conducted predominantly through a review of contracts with customers under the new five step model: (1) identify the contract with a customer(s); (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when (or as) the entity satisfies a performance obligation.

The Company completed its assessment and does not expect the standard to materially affect the amount or timing of revenue recognition for rooms, food and beverage and other hotel level sales, which form the majority of the Company’s revenue, nor on management and incentive fees and real estate sales. We are currently evaluating the impact of the adoption of this guidance in the financial statements of our unconsolidated companies. For Ferrocarril Transandino S.A. ("FTSA"), the Company's rail joint venture in Peru which is part of the Company's PeruRail business and that has a concession from the Government of Peru to operate the track network in southern and southeastern Peru, we expect that the new standard will impact the accounting treatment of payments made to the government under the concession.

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, but we expect that this standard may have a material effect on our consolidated balance sheet.

In August 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied on a retrospective basis where applicable. The Company intends to adopt the standard in the annual period beginning January 1, 2018. Belmond is assessing the impact of the classification rules under the eight types of cash flow identified by the new guidance, in particular those related to debt prepayments or extinguishment, proceeds from insurance settlements, distributions from equity method investees and separately identifiable cash flows. We do not expect the adoption of this guidance to have a material effect on Belmond's consolidated financial statements.

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The new guidance will be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. Belmond is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. The Company intends to adopt the standard in the annual period beginning January 1, 2018. We do not expect the adoption of this guidance to have a material effect on Belmond's consolidated financial statements.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows, including disclosing the nature of restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2018. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements. As cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet will need to be performed. Belmond is already disclosing the nature of their restricted cash and restricted cash equivalent balances in Note 17. We do not expect the adoption of this guidance to have a material effect on Belmond's consolidated financial statements.

In February 2017, the FASB issued new guidance to clarify the scope of the Board's guidance on nonfinancial asset derecognition (ASU 610-20) as well as the accounting for partial sales of nonfinancial assets. The guidance is effective on the same date as the new revenue guidance is adopted, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2018. We do not expect the adoption of this guidance to have a material effect on Belmond's consolidated financial statements.

In May 2017, the FASB issued new guidance on service concession arrangements. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2018. We do not expect the adoption of this guidance to have a material effect on Belmond's consolidated financial statements. We expect that the main impact is a reclassification of certain revenue and expenses in our unconsolidated companies, with no material effect on Belmond's share of earnings from unconsolidated companies.

In August 2017, the FASB issued new guidance to make improvements to hedge accounting requirements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

3.    Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

Year ended December 31,	2017	2016	2015

Numerator ($'000)
Net earnings/(losses) from continuing operations	(45,070)	35,401	17,388
Net earnings/(losses) from discontinued operations	122	1,032	(1,534)
Net losses/(earnings) attributable to non-controlling interests	(87)	(109)	411

Net earnings/(losses) attributable to Belmond Ltd.	(45,035)	36,324	16,265

Denominator (shares '000)
Basic weighted average shares outstanding	102,169	101,586	103,163
Effect of dilution	—	1,369	1,193

Diluted weighted average shares outstanding	102,169	102,955	104,356

	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.441)	0.348	0.169
Net earnings/(losses) from discontinued operations	0.001	0.010	(0.015)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)	0.004

Net earnings/(losses) attributable to Belmond Ltd.	(0.441)	0.357	0.158

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.441)	0.344	0.167
Net earnings/(losses) from discontinued operations	0.001	0.010	(0.015)
Net losses/(earnings) attributable to non-controlling interests	(0.001)	(0.001)	0.004

Net earnings/(losses) attributable to Belmond Ltd.	(0.441)	0.353	0.156

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2017	2016	2015

Share options	2,704,707	1,679,817	1,441,972
Share-based awards	1,271,738	—	—

Total	3,976,445	1,679,817	1,441,972

The number of share options and share-based awards unexercised at December 31, 2017 was 3,976,445 (2016 - 3,904,614; 2015 - 3,950,794).

4.    Significant acquisitions

2017 Acquisitions

Cap Juluca

On May 26, 2017, Belmond acquired 100% ownership of Cap Juluca, 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84,791,000, including an aggregate cash purchase price of $68,652,000, acquisition-related costs of $14,032,000 and excluding a working capital credit of $2,107,000. On the same date, the Company assumed management of the resort, which had been independently managed, and began marketing the property under the name Belmond Cap Juluca. As one of the most recognized resorts in the Caribbean, Cap Juluca is a natural fit for the Belmond portfolio and enhances Belmond's positioning in the global luxury resort market.

The following table summarizes the consideration paid for the hotel and the allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting whereby the total purchase price has been allocated to the acquired assets and liabilities as at May 26, 2017. The estimated fair values are final and no further adjustments will be made to the identified assets and liabilities.

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

The purchase price of $68,652,000 was funded from existing cash reserves and $45,000,000 of borrowings under the Company’s prior revolving credit facility, which was repaid following the amendment and restatement to the credit agreement on July 3, 2017. See Note 11.

Acquisition-related costs which are included within selling, general and administrative expenses in the statements of condensed consolidated operations for the year ended December 31, 2017 were $14,032,000, related to professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

Other intangible assets of $6,100,000 was assigned to trade names that are not subject to amortization. No other intangible assets were identified and recognized.

Goodwill arising on acquisition of $5,500,000 was assigned to the Owned hotels in North America segment and consists largely of profit growth opportunities the hotel is expected to generate. None of the goodwill recognized is expected to be deductible for income tax purposes. See Note 8 for details of the fixed assets recoverability test and Note 9 for details of goodwill impairment at Belmond Cap Juluca following the impact of Hurricanes Irma and Jose in September 2017.

At the same time, the Company entered into a 125-year ground lease for the property with the Government of Anguilla. The lease has been accounted for as an operating lease in accordance with ASC 840, Leases, with the annual rental expense recognized in selling, general and administrative expenses in the statements of condensed consolidated operations, and future rental payments committed as at December 31, 2017 disclosed in Note 20.

The results of operations of the hotel has been included in the consolidated financial results since the date of acquisition. The following table presents information for Belmond Cap Juluca included in the Company’s statements of condensed consolidated operations from the acquisition date to the period ending December 31, 2017:

2017
$'000

Revenue	2,435
Losses from continuing operations	(16,681)

Belmond is unable to provide pro forma results of operations for the year ended December 31, 2017 and 2016 as if the acquisition had occurred on January 1, 2016 due to the lack of reliable historical financial information.

5.    Assets held for sale and discontinued operations

At December 31, 2017, 2016 and 2015, no assets and liabilities were classified as held for sale.

For the years ended December 31, 2017, 2016 and 2015, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

During the year ended December 31, 2017, a sale was completed on the shares in Northern Belle Limited, a wholly owned subsidiary that owns the Northern Belle rolling stock. During the year ended December 31, 2016, a sale was completed on the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia.

(a)    Properties sold: Northern Belle and Great South Pacific Express

On November 2, 2017, Belmond completed the sale of the shares in Northern Belle Limited, the wholly owned subsidiary that owns the rolling stock, for a sales price of £2,500,000 (equivalent to $3,300,000 as at date of sale). A loss of $753,000 arose on disposal.

The following is a summary of net assets sold and the loss recorded on sale for Belmond Northern Belle:

Year ended December 31,	2017
Northern Belle
November 2, 2017
$'000

Property, plant & equipment	3,518
Deferred income taxes	(379)
Net working capital	110
Net assets	3,249
Transfer of foreign currency translation loss	690
3,939

Consideration:
Cash	3,300
Less: Working capital adjustment	(94)
Less: Costs to sell	(20)
3,186

Loss on sale	(753)

On April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,000 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following the owner's unannounced dispossession of Belmond from the hotel in November 2013, however, Belmond was unable to continue to operate the hotel. Belmond believed that the owner's actions were unlawful and constituted a wrongful dispossession and has pursued its legal remedies under the lease. See Note 20. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs relating to the sale of Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized results of the properties classified as discontinued operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year ended December 31, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	100	22	122

Earnings before tax	100	22	122

Net earnings from discontinued operations	100	22	122

	Year ended December 31, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	69	963	1,032

Earnings before tax	69	963	1,032

Net earnings from discontinued operations	69	963	1,032

	Year ended December 31, 2015
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	(636)	(898)	(1,534)

Losses before tax	(636)	(898)	(1,534)

Net losses from discontinued operations	(636)	(898)	(1,534)

The results of discontinued operations for the years ended December 31, 2017 and 2016 included earnings of $100,000 and $69,000, respectively, due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. In addition, the results of discontinued operations for the years ended December 31, 2017 and 2016 included earnings of $22,000 and $963,000, respectively, at Porto Cupecoy due to the release of a provision in respect of tax claims from which Belmond believes it is now effectively discharged. See Note 20.

The results of discontinued operations for the year ended December 31, 2015 comprised legal fees of $636,000 in relation to Ubud Hanging Gardens.

6.    Variable interest entities

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond Ltd are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can only be used to settle obligations of Charleston Center LLC totaled $206,267,000 at December 31, 2017 (December 31, 2016 - $210,276,000) and exclude goodwill of $40,395,000 (December 31, 2016 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $122,968,000 (December 31, 2016 - $121,621,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	2017	2016	2017	2016
December 31,	$’000	$’000	$’000	$’000

Investment	2,642	2,818	2,642	2,818
Due from unconsolidated company	6,302	4,771	6,302	4,771
Guarantees	—	—	—	—
Contingent guarantees	—	—	—	—

Total	8,944	7,589	8,944	7,589

(c) Former VIEs

Belmond holds a 50% equity investment in its rail joint venture in Peru, FTSA, part of its Peru Rail business that has a concession from the Government of Peru to operate the track network in southern and southeastern Peru. Belmond previously concluded that the FTSA joint venture was a variable interest entity because the total equity at risk was insufficient for it to fund its operations without additional subordinated financial support. The joint venture is under joint control as all significant budgetary and capital decisions require a majority of approval of the joint venture's board of directors, on which board Belmond holds two of four seats with the other two seats representing unaffiliated local Peruvian investors.

Previously, Belmond had guaranteed certain debt obligations of the joint venture. The guaranteed debt was repaid with non-guaranteed debt in the year ended December 31, 2015. Belmond concluded that this constituted a change in the design of the entity and reconsidered its initial determination of the entity’s VIE status. Following this, Belmond concluded that the joint venture qualified for the scope exceptions contained within U.S. GAAP to be excluded from consideration under the VIE guidance.

The joint venture is accounted for under the equity method of accounting and included in earnings/(losses) before income taxes and earnings from unconsolidated companies in the statements of consolidated operations.

7.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at December 31, 2017, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

In June 2007, a joint venture in which Belmond holds a 50% equity interest acquired real estate in Buzios, a beach resort area in Brazil, for a cash consideration of $5,000,000. Belmond planned to build a hotel and villas on the acquired land and to purchase the remaining share of the joint venture company when the building permits were obtained from the local authorities. In February 2009, the Municipality of Buzios commenced a process for the expropriation of the land in exchange for a payment of fair compensation to the joint venture. In April 2011, the State of Rio de Janeiro took over the expropriation process as part of a broader State plan to develop a coastal environmental park. Under applicable law, the State had five years to carry out the expropriation in exchange for fair value, which it has failed to do by the April 18, 2016 deadline. As a result, the land returned unencumbered to the joint venture, although it can be subject to expropriation again. The Company and its joint venture partner are assessing their options, including negotiation with or litigation against the State to seek a permanent resolution of the status of the land, but in any case, the Company expects to recover its investment in the project.

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

The following table shows the net proceeds to Belmond and a summary of net assets sold, resulting in a gain of $19,676,000 that is reported within gain on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations:

Hotel Ritz by Belmond
May 21, 2015
$'000

Receivables due from unconsolidated companies	29,679
Investments in unconsolidated companies	—
Net assets sold	29,679
Transfer of foreign currency translation gain	(5,613)
24,066

Consideration:
Cash	42,197
Less: Costs to sell	(747)
Plus: Management contract termination fee	2,292
43,742

Gain on sale	19,676

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	2017	2016
December 31,	$’000	$’000

Current assets	88,119	96,247

Property, plant and equipment, net of accumulated depreciation	228,970	213,958
Other non-current assets	55,605	111,146
Non-current assets	284,575	325,104

Total assets	372,694	421,351

Current liabilities, including $24,793 and $21,021 current portion of third-party debt	101,668	89,785

Long-term debt	143,187	153,876
Other non-current liabilities	7,892	27,545
Non-current liabilities	151,079	181,421

Total shareholders’ equity	119,947	150,145

Total liabilities and shareholders’ equity	372,694	421,351

One of Belmond's unconsolidated companies reclassified a balance between property, plant and equipment and other non-current assets, following the adoption of ASC 853, Service Concession Arrangements in 2015. As a result, as at December 31, 2016, the property, plant and equipment balance decreased by $81,704,000 and other non-current assets increased by $81,704,000, with no net change to total assets, which is reflected in the table above. There is no impact on net earnings, EPS or cash flows in any period presented in Belmond's consolidated financial statements.

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Revenue	207,659	191,551	160,614

Gross profit (1)	141,708	135,000	104,708

Net earnings (2)	(20,778)	21,720	17,723
(1) Gross profit is defined as revenues less cost of services of the unconsolidated companies.
(2) There were no discontinued operations, extraordinary items or cumulative effects of a change in an accounting principle in the unconsolidated companies.

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

An impairment charge of $58,531,000 was recorded in FTSA, the joint venture in which the Company has a 50% interest and that has a concession from the Government of Peru to operate the track network in southern and southeastern Peru. Belmond's equity share of this impairment is $29,266,000 which is recorded in share of earnings from unconsolidated companies. The concession had an initial term of 30 years from 1999 with the option to apply for six 5-year extensions. In December 2017 the joint venture received a denial of its third extension request. As a result, the joint venture can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years are remaining as of December 31, 2017. This triggered an impairment test of the assets within the joint venture and the shorter time period over which to recover the carrying value of the assets has led to an impairment charge being recorded in the year ended December 31, 2017. The life of the concession is now expected to expire in 2034. The Company is also a 50% owner of the PeruRail joint venture, which operates and manages rolling stock, including the Belmond Andean Explorer and Belmond Hiram Bingham, and is not anticipated to be impacted by the shortening of the expected FTSA concession life as it can continue to run trains on the track after the conclusion of FTSA's concession.

There are contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at December 31, 2017, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $15,868,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9,899,000, through May 2018.

At December 31, 2014, Belmond guaranteed $4,124,000 of the debt obligations of the rail joint venture in Peru. The guaranteed debt was repaid by the joint venture in the year ended December 31, 2015. See Note 6.

8.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2017	2016
December 31,	$’000	$’000

Land and buildings	1,126,496	1,010,362
Machinery and equipment	181,670	179,537
Furniture, fixtures and equipment	263,716	235,098
River cruise ship and canal boats	13,900	18,618

	1,585,782	1,443,615
Less: Accumulated depreciation	(417,738)	(368,939)

Total property, plant and equipment, net of accumulated depreciation	1,168,044	1,074,676

The depreciation charge on property, plant and equipment of continuing operations for the year ended December 31, 2017 was $62,252,000 (2016 - $51,835,000; 2015 - $49,982,000).

The table above includes the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $197,369,000 (2016 - $201,861,000). See Note 6.

There was $624,000 capitalized interest in the year ended December 31, 2017 (2016 - $Nil; 2015 - $Nil).

In September 2017 the islands of Anguilla and St Martin were hit by Hurricanes Irma and Jose when both Belmond La Samanna on St Martin and Belmond Cap Juluca on Anguilla were closed for the season.

Both properties are included in Belmond’s global insurance program which provides a combined property damage and twelve month business interruption cover of $30,000,000 for the Caribbean as well as separate flood insurance cover, subject to a deductible. In addition, Belmond La Samanna has a separate property damage insurance policy of €4,900,000 (equivalent to $5,870,000 as at December 31, 2017) covering the eight villas at the resort.

Both properties remain closed for refurbishment and we have made assessments regarding the nature and extent of the damage sustained and have prepared and submitted the insurance claims.

Based on estimates of the level of property damage, the Company recorded a write-off to property, plant and equipment of $5,645,000 and $16,294,000 at Belmond La Samanna and Belmond Cap Juluca, respectively, during the year ended December 31, 2017. Belmond expects that the recovery of property damage is probable; therefore it has recorded an insurance receivable for the same amount as the property damage that has been recognized during the year ended December 31, 2017, reduced by the deductible of $1,548,000. In addition, certain fixed costs incurred and site clean-up costs incurred during the interruption period may be analogous to losses from property damage. As Belmond expects the recovery of these amounts to be probable, an insurance receivable of $1,622,000 has also been recorded.

We are in discussion with the loss adjusters and insurance companies regarding the finalization of the claim and we expect to recover the full limit of our property insurance coverage.

Initial insurance proceeds of $15,000,000 have been received in November 2017. No gain contingencies have been recorded to date as those amounts have not yet been realized.

Additionally, Belmond considered whether the significant adverse change in use and physical condition following Hurricanes Irma and Jose indicated that the carrying amount of both businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and a recoverability test was required as a result of significant increases in the estimated costs of repair to the hotels. Our current expectation at the two properties is that the total project costs at Belmond La Samanna will be approximately in the range of $25,000,000 to $30,000,000 and at Belmond Cap Juluca will be in the range of $80,000,000 to $90,000,000, before the recovery of insurance proceeds. Under the fixed assets recoverability test, the sum of the undiscounted cash flows expected to result from the operations of Belmond Cap Juluca and Belmond La Samanna were in excess of their carrying value. As at December 31, 2017, Belmond La Samanna and Belmond Cap Juluca had a property, plant and equipment balance of $29,983,000 and $48,581,000, respectively. See Note 9 for details of goodwill impairment at Belmond Cap Juluca.

Factors that could reasonably be expected to impact Belmond’s estimates of property damage and the sum of undiscounted cash flows of the asset groups include the outcome of negotiations of the Company’s insurance claims with the Company’s insurers, the speed of recovery of island infrastructure, particularly the airport at St Martin, and the attractiveness of the Caribbean islands as a tourist destination and other uncertainties around the impact of the hurricanes on fuel, transportation and labor prices.

During the year ended December 31, 2017, Belmond considered whether the decline in performance of Belmond Road to Mandalay caused by increased competition in Myanmar indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The impairment charge of $7,124,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.

During the year ended December 31, 2017, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on assumptions of potential market value. The impairment charge of $1,092,000 is included within impairment of property, plant and equipment in the statements of consolidated operations.
During the year ended December 31, 2017, Belmond considered whether the decline in performance at Belmond Governor's Residence as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country indicated that the carrying amount of the business’ fixed assets may not be recoverable. Under the first step of the fixed assets impairment test, the sum of the undiscounted cash flows expected to result from operations of Belmond Governor's Residence was in excess of its carrying value. Belmond Governor's Residence had a property, plant and equipment balance of $2,614,000 at December 31, 2017. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply.

As part of Belmond's strategic plan to expand its global footprint, the Company intends to partially finance larger acquisitions through the sale of selected assets while generally seeking to retain long-term management of any disposed asset. The Company is currently considering selling Belmond El Encanto and while there can be no assurance that the Company will sell this property, if we do proceed with a sale or such a sale becomes probable within one year, Belmond will record the carrying value of the property at the lower of its carrying amount or its then estimated fair value. In the event that the estimated fair value is lower than its carrying amount an impairment charge will be recorded equal to the difference between the two figures. If the property is sold for a value that is different from its carrying amount, a gain or loss on disposal will then arise on sale. As at December 31, 2017, Belmond El Encanto had a property, plant and equipment balance of $118,414,000.

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

There were no impairments of property, plant and equipment in the year ended December 31, 2015.

9.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2017 and 2016 are as follows:

	Beginning balance at January 1, 2017						Ending balance at December 31, 2017
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2017	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,459	(14,202)	50,257	—	—	6,201	70,660	(14,202)	56,458
North America	66,101	(16,110)	49,991	5,500	(5,500)	—	71,601	(21,610)	49,991
Rest of world	20,581	(13,149)	7,432	—	—	(51)	20,530	(13,149)	7,381
Owned trains and cruises	6,325	(662)	5,663	—	—	727	7,052	(662)	6,390

Total	157,466	(44,123)	113,343	5,500	(5,500)	6,877	169,843	(49,623)	120,220

	Beginning balance at January 1, 2016						Ending balance at December 31, 2016
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2016	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,263	(14,202)	50,061	—	—	196	64,459	(14,202)	50,257
North America	66,101	(16,110)	49,991	—	—	—	66,101	(16,110)	49,991
Rest of world	19,975	(13,149)	6,826	—	—	606	20,581	(13,149)	7,432
Owned trains and cruises	7,780	(662)	7,118	—	—	(1,455)	6,325	(662)	5,663

Total	158,119	(44,123)	113,996	—	—	(653)	157,466	(44,123)	113,343

In the year ended December 31, 2017, goodwill of $5,500,000 was recognized on the acquisition of Cap Juluca. See Note 4.
Belmond's annual impairment test date is October 1, when all reporting units with goodwill balances are reviewed for impairment. The impairment test compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of a reporting unit is determined using internally developed discounted future cash flow models, which include input from external valuation experts to provide discount and long term growth rates. A goodwill impairment charge is measured as the amount by which a reporting unit's carrying value exceeds its fair value, however the impairment charge not to exceed the carrying amount of goodwill allocated to that reporting unit.
During the year ended December 31, 2017, Belmond identified a non-cash goodwill impairment of $5,500,000 at Belmond Cap Juluca. Belmond determined that this impairment was triggered by the significant adverse change in use and physical condition of the hotel following Hurricanes Irma and Jose in September 2017. Significant increases in the estimated costs of repair to the hotel, estimated to be approximately in the range of $80,000,000 to $90,000,000, before recovery of insurance proceeds, negatively impacted the discounted cash flows, resulting in the full impairment of the goodwill balance.
In the three months ended December 31, 2017, Belmond considered whether the fall in tourist arrivals in Myanmar due to negative perceptions of the country indicated that it was more likely than not that the fair value of Belmond Governor’s Residence was less than its carrying value. Under the goodwill impairment test, the fair value of Belmond Governor’s Residence was approximately 14% in excess of its carrying value. Belmond Governor’s Residence had a goodwill balance of $2,195,000 at December 31, 2017. The impairment test remains sensitive to changes in assumptions. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply. Any failure to meet these assumptions may result in a future impairment of goodwill.

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

10.    Other intangible assets

Other intangible assets consist of the following as of December 31, 2017 and 2016:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2016	8,493	1,791	7,100	17,384
Additions	—	177	—	177
Foreign currency translation adjustment	8	(310)	479	177

Balance at December 31, 2016	8,501	1,658	7,579	17,738

Additions	—	—	6,100	6,100
Disposals	—	(247)	—	(247)
Foreign currency translation adjustment	59	168	322	549

Balance at December 31, 2017	8,560	1,579	14,001	24,140

Accumulated amortization:
Balance at January 1, 2016	2,273	1,260		3,533
Charge for the year	373	188		561
Foreign currency translation adjustment	(10)	(223)		(233)

Balance at December 31, 2016	2,636	1,225		3,861

Charge for the year	434	166		600
Disposals	—	(247)		(247)
Foreign currency translation adjustment	22	126		148

Balance at December 31, 2017	3,092	1,270		4,362

Net book value:
December 31, 2015	6,220	531	7,100	13,851

December 31, 2016	5,865	433	7,579	13,877

December 31, 2017	5,468	309	14,001	19,778

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the year ended December 31, 2017, trade name additions of $6,100,000 were recognized on the acquisition of Cap Juluca. See Note 4.

In the year ended December 31, 2015, favorable lease asset additions of $714,000 were recorded and relate to a concession obtained by Belmond Villa Sant'Andrea in Sicily, Italy to operate a portion of beach adjacent to the hotel.

In the year ended December 31, 2017, 2016 and 2015, no impairments of other intangible assets were recognized.

The trade names of Belmond Cap Juluca and Belmond Grand Hotel Europe were tested for impairment as of October 1, 2017. Under the first step of the impairment test, the fair value of the Belmond Cap Juluca trade name was approximately 29% in excess of its carrying value and the fair value of the Belmond Grand Hotel Europe trade name was approximately 32% in excess of its carrying value. Belmond Cap Juluca and Belmond Grand Hotel Europe had a trade name balance of $6,100,000 and $7,901,000, respectively, at December 31, 2017. See Note 9 for discussion of factors that could reasonably be expected to potentially have an adverse effect on the fair value of the Belmond Cap Juluca trade name.

Amortization expense from continuing operations for the year ended December 31, 2017 was $600,000 (2016 - $561,000; 2015 - $531,000). Estimated amortization expense for each of the years ending December 31, 2018 to December 31, 2022 is approximately $600,000.

11.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2017	2016
December 31,	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 20 months to seven years (2016 - two to five years), with a weighted average interest rate of 4.11% (2016 - 4.27%)	724,208	602,083
Obligations under capital lease	22	19

Total long-term debt and obligations under capital leases	724,230	602,102

Less: Current portion	6,407	5,284
Less: Discount on secured term loan	3,092	1,515
Less: Debt issuance costs	13,979	9,535

Non-current portion of long-term debt and obligations under capital lease	700,752	585,768

On July 3, 2017, Belmond entered into an amended and restated credit agreement (defined below), which had previously consisted of (a) a seven-year $551,955,000 term loan facility consisting of a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown), scheduled to mature on March 21, 2021; and (b) a $105,000,000 revolving credit facility scheduled to mature on March 21, 2019.

In April 2017, Belmond made a drawdown of $45,000,000 on its prior revolving credit facility in connection with the acquisition of Cap Juluca, which was repaid following the amendment and restatement of the credit agreement on July 3, 2017 (the "Amended and Restated Credit Agreement"). See Note 4.
The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603,434,000 secured term loan (the "Term Loan Facility") that matures on July 3, 2024 and (ii) a $100,000,000 revolving credit facility (the "Revolving Credit Facility") that matures on July 3, 2022 (together the "Secured Credit Facilities").

As at December 31, 2017, Belmond was financed with a $609,955,000 Term Loan Facility and a $100,000,000 Revolving Credit Facility which is undrawn.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($398,000,000 currently outstanding) and a euro-denominated tranche (€178,105,000 currently outstanding, equivalent to $213,352,000 as at December 31, 2017). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.
The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount. The Revolving Credit Facility is undrawn at December 31, 2017.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

In June 2016, Charleston Center LLC amended its secured loan of $86,000,000 increasing the amount of the loan to $112,000,000 but retaining the 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain, reported in the statements of consolidated operations during the year ended December 31, 2016, of $1,200,000 upon extinguishment of debt, including the payment of a tax indemnity to its partners in respect of their allocation of income from the discount arising on the cancellation of indebtedness.

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at December 31, 2017:

Year ended December 31,	$’000

2018	6,407
2019	118,428
2020	6,428
2021	6,193
2022	6,144
2023	6,144
2024 and thereafter	574,486

Total long-term debt and obligations under capital lease	724,230

The Company has guaranteed $611,351,000 of the long-term debt of its subsidiary companies as at December 31, 2017 (2016 -$488,985,000).

The tables above include the debt of Charleston Center LLC of $112,857,000 at December 31, 2017 (2016 - $113,098,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

A loss on modification of debt of $682,000 (2016 - $Nil) was recognized in the year ended December 31, 2017. The loss consisted of unamortized debt issuance costs relating to the Amended and Restated Credit Agreement.

Debt issuance costs related to the above outstanding long-term debt were $13,979,000 at December 31, 2017 (2016 - $9,535,000), including $533,000 at December 31, 2017 (2016 - $888,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)    Revolving credit and working capital facilities

Belmond had approximately $100,598,000 of revolving credit and working capital facilities at December 31, 2017 (2016 - $105,525,000) of which $100,598,000 was available (2016 - $105,525,000).

12.    Other liabilities

The major balances in other liabilities are as follows:

	2017	2016
December 31,	$’000	$’000

Interest rate swaps (see Note 22)	—	1,054
Long-term income tax liability	2,143	—
Deferred gain on sale of Inn at Perry Cabin by Belmond	750	1,350
Deferred lease incentive	130	162
Tax indemnity provision on extinguishment of debt (see Note 11)	—	2,800

Total other liabilities	3,023	5,366

The tax indemnity provision on extinguishment of debt, included within other liabilities at December 31, 2016, is classified within accrued liabilities for an amount totaling $2,644,000 at December 31, 2017.

13.    Pensions

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2017	2016	2015
Year ended December 31,	%	%	%

Discount rate	2.70	3.85	3.70
Expected long-term rate of return on plan assets	3.87	4.90	4.10

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2017	2016
December 31,	%	%

Discount rate	2.50	2.70

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the benefit obligations arise.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2017 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of Belmond’s pension plan assets at December 31, 2017 and 2016 by asset category is as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2017	$’000	$’000	$’000	$’000

Cash	1,908	1,908	—	—
Equity securities:
U.K. managed funds	4,529	4,529	—	—
Overseas managed funds	8,486	8,486	—	—
Fixed income securities:
U.K. government bonds	3,058	3,058	—	—
Corporate bonds	3,437	3,437	—	—
Other types of investments:
Quoted hedge funds	4,635	4,635	—	—
Annuities	2,179	—	—	2,179

	28,232	26,053	—	2,179

	Total	Level 1	Level 2	Level 3
December 31, 2016	$’000	$’000	$’000	$’000

Cash	2,840	2,840	—	—
Equity securities:
U.K. managed funds	4,461	4,461	—	—
Overseas managed funds	5,667	5,667	—	—
Fixed income securities:
U.K. government bonds	2,774	2,774	—	—
Corporate bonds	2,004	2,004	—	—
Other types of investments:
Quoted hedge funds	4,330	4,330	—	—
Annuities	1,942	—	—	1,942

	24,018	22,076	—	1,942

The value of the annuities is the present value at the measurement date of the expected future cashflows under the annuity policy in which significant unobservable inputs were used. Therefore, we have classified the annuities as Level 3 assets.

All other assets are valued using quoted market prices in active markets or other observable inputs.

Reconciliations of fair value measurements using significant unobservable inputs (Level 3) at December 31, 2017 and 2016 are as follows:

Annuities
Year ended December 31, 2017	$’000

Beginning balance at January 1, 2017	1,942
Foreign exchange	190
Actual return on plan assets:
Assets still held at the reporting date	120
Purchases, sales and settlements, net	(73)

Ending balance at December 31, 2017	2,179

Annuities
Year ended December 31, 2016	$’000

Beginning balance at January 1, 2016	2,026
Foreign exchange	(342)
Actual return on plan assets:
Assets still held at the reporting date	321
Purchases, sales and settlements, net	(63)

Ending balance at December 31, 2016	1,942

The allocation of the assets was in compliance with the target allocation set out in the plan investment policy, the principal objectives of which are to deliver returns above those of government and corporate bonds and to minimize the cost of providing pension benefits.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	25,465	24,556	27,353
Interest cost	713	861	984
Actuarial loss/(gain)	663	5,259	(702)
Benefits paid	(485)	(529)	(1,723)
Foreign currency translation	2,526	(4,682)	(1,356)

Benefit obligation at end of year	28,882	25,465	24,556

Change in plan assets:
Fair value of plan assets at beginning of year	24,018	24,202	24,968
Actual return on plan assets	1,264	3,116	309
Employer contributions	1,009	1,730	1,946
Benefits paid	(485)	(529)	(1,723)
Foreign currency translation	2,426	(4,501)	(1,298)

Fair value of plan assets at end of year	28,232	24,018	24,202

Funded status at end of year	(650)	(1,447)	(354)

Net actuarial (gain)/loss recognized in other comprehensive loss	(383)	2,649	(727)

Amounts recognized in the consolidated balance sheets consist of the following:

	2017	2016
December 31,	$’000	$’000

Non-current liabilities	650	1,447

Amounts recognized in accumulated other comprehensive loss gross of tax consist of the following:

	2017	2016
December 31,	$’000	$’000

Net loss	(12,200)	(12,583)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in accumulated other comprehensive loss	(12,200)	(12,583)

The following table details certain information with respect to Belmond’s U.K. defined benefit pension plan:

	2017	2016
Year ended December 31,	$’000	$’000

Projected benefit obligation	28,882	25,465

Accumulated benefit obligation	28,882	25,465

Fair value of plan assets	28,232	24,018

Components of net periodic benefit cost are as follows:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	713	861	984
Expected return on assets	(997)	(1,121)	(1,034)
Net amortization and deferrals	780	615	750

Net periodic benefit cost	496	355	700

Belmond (UK) Ltd., the plan sponsor and a wholly owned subsidiary of the Company ("Belmond UK"), was previously obligated to pay £1,272,000 (equivalent to $1,717,000 at December 31, 2017) annually to the plan under the U.K. statutorily-mandated triennial negotiation with the plan's trustees. With a new triennial arrangement that came into effect in June 2017, the funding obligation was reduced from £106,000 to £24,000 (equivalent to $143,000 and $33,000 as at December 31, 2017) per month. Under the prior contribution level, the plan's funding deficit was projected to be fully funded by the end of 2017. With the current funding level, Belmond UK is obligated to continue funding until the audited financials of the plan for the year ended December 31, 2018 are available. If no unfunded balance remains, Belmond UK shall be able to suspend further payments, but otherwise it will be expected to continue paying its monthly contribution, subject to any subsequent triennial negotiation with the plan's trustees. However, once the plan is fully funded, Belmond UK will remain obliged to restore the plan to a fully funded balance over the remainder of the period through December 31, 2021 should its position deteriorate.

In May 2014, Belmond Ltd. guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $11,070,000 at December 31, 2017), which reduces commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond has reinstated this guarantee effective July 1, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2018	483
2019	668
2020	536
2021	689
2022	583
Next five years	5,112

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $768,000.

Certain employees of Belmond were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,030	2,052	2,199

14.    Income taxes

The Company is incorporated in Bermuda and migrated its tax residence to the United Kingdom on April 1, 2015. Belmond’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions where the tax benefit is not recognized.

Accordingly, the income tax provision is attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, and is impacted by the effect of valuation allowances and uncertain tax positions. The income tax provision is also affected by certain items that may occur in any given year, but are not consistent from year to year. The most significant item which impacts the tax charge for the year ended December 31, 2017 is the deferred tax benefit of $19,807,000 arising as a result of the reduction in corporate tax rate in the U.S., as explained below.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Tax Act makes complex changes to U.S. tax code that impacts U.S. subsidiaries of Belmond Ltd. at December 31, 2017.

The Act reduces the corporate tax rate from 35 to 21 percent, effective January 1, 2018.  Consequently, Belmond has recorded a decrease related to deferred tax liabilities of $19,807,000, with a corresponding adjustment to deferred income tax benefit of $19,807,000 for the year ended December 31, 2017.

The Deemed Repatriation Tax (“Transition Tax”) is a tax on previously untaxed accumulated and current earnings and profits (“E&P”) of certain foreign subsidiaries owned directly or indirectly by Belmond's U.S. entities.  To determine the amount of the Transition Tax, the Company must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. Belmond believes it is able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $2,330,000. However, the analysis is incomplete, and Belmond is continuing to gather additional information to more precisely compute the amount of the Transition Tax. Our analysis in respect of the tax rate is complete.

The provision for income taxes consists of the following:

		Provision for income taxes
Year ended December 31, 2017	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(18,518)	1,671	(372)	1,299
Bermuda	(34,873)	—	—	—
United States	(1,850)	3,332	(12,987)	(9,655)
Brazil	2,193	2,322	(804)	1,518
Italy	20,265	5,359	972	6,331
Peru	14,367	4,712	248	4,960
Rest of the world	(9,887)	2,800	(699)	2,101

	(28,303)	20,196	(13,642)	6,554

		Provision for income taxes
Year ended December 31, 2016	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(6,702)	949	(444)	505
Bermuda	160	—	—	—
United States	2,681	(1,510)	(1,978)	(3,488)
Brazil	15,303	5,498	(121)	5,377
Italy	19,971	4,468	1,998	6,466
Peru	13,965	4,261	1,625	5,886
Rest of the world	(4,622)	3,007	(1,385)	1,622

	40,756	16,673	(305)	16,368

		Provision for income taxes
Year ended December 31, 2015	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(18,965)	1,585	(2,262)	(677)
Bermuda	(4,315)	—	—	—
United States	1,439	1,310	1,698	3,008
Brazil	10,380	2,768	760	3,528
Italy	17,351	4,006	(824)	3,182
Peru	12,078	3,154	(677)	2,477
Rest of the world	7,386	4,341	1,182	5,523

	25,354	17,164	(123)	17,041

The reconciliation of (losses)/earnings before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2017	2016	2015
Year ended December 31,	$'000	$'000	$'000

(Losses)/earnings before provision for income taxes and earnings from unconsolidated companies, net of tax	(28,303)	40,756	25,354

Tax (benefit)/charge at statutory tax rate of 19.25%, 20% and 15% (1)	(5,448)	8,151	3,803

Exchange rate movements on deferred tax	2,400	(1,785)	(1,912)
Notional interest deductions	(960)	(1,812)	(1,867)
Imputed cross border charges	763	995	716
Disallowable goodwill impairment charges	—	—	2,198
Other permanent disallowable expenditure	3,664	483	5,762
Unrecognized tax loss generated on disposal of Hotel Ritz by Belmond	—	—	(16,029)
Change in valuation allowance	2,215	4,876	16,320
Difference in taxation rates	13,874	9,509	12,948
Adjustment to deferred tax for VIE	7,263	—	—
Change in provisions for uncertain tax positions	160	(3,350)	279
Change in tax rates	(19,807)	(643)	(5,121)
Transition tax in U.S.	2,330	—	—
Other	100	(56)	(56)

Provision for income taxes	6,554	16,368	17,041

(1) The Company migrated its tax residence to the United Kingdom on April 1, 2015, which has a statutory tax rate of 19.25% for the year ended December 31, 2017 (2016: 20%). Prior to that date, the Company was tax resident in Bermuda, which does not impose an income tax. The statutory tax rate of 15% represents the average statutory tax rate for the year ended December 31, 2015.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following summarizes Belmond’s net deferred tax assets and liabilities:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	58,185	82,292	89,513
Pensions	95	255	63
Share-based compensation	703	3,617	2,978
Other	8,184	8,283	8,952
Less: Valuation allowance	(49,337)	(70,241)	(69,928)

Net deferred tax assets	17,830	24,206	31,578

Other	(4,817)	(5,032)	(7,427)
Property, plant and equipment	(128,206)	(141,231)	(147,265)

Deferred tax liabilities	(133,023)	(146,263)	(154,692)

Net deferred tax liabilities	(115,193)	(122,057)	(123,114)

Non-current deferred income tax liabilities are presented separately on the face of the consolidated balance sheets for all periods and non-current deferred tax assets are included within Other assets.

The gross amount of tax loss carry-forwards is $316,418,000 at December 31, 2017 (2016 - $369,523,000). Of this amount, $11,037,000 will expire in the five years ending December 31, 2022 and a further $11,272,000 will expire in the five years ending December 31, 2027. The remaining losses of $294,109,000 will expire after December 31, 2027 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

A deferred tax liability of $1,611,000 (2016 - $1,669,000) has been recognized in respect of income taxes and foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of the investments in foreign joint ventures. Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries that are essentially permanent in duration. The cumulative amount of such unremitted earnings is approximately $1,406,000,000 at December 31, 2017 (2016 - $1,355,000,000). The determination of the additional deferred taxes that have not been provided is not practical.

Belmond’s 2017 tax charge of $6,554,000 (2016 - tax charge of $16,368,000; 2015 - tax charge of $17,041,000) included a charge of $160,000 (2016 - credit of $3,350,000; 2015 - charge of $279,000) in respect of the provision for uncertain tax positions, of which a charge of $15,000 (2016 - charge of $639,000; 2015 - charge of $247,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2017 provision for income taxes included a deferred tax provision of $2,215,000 in respect of valuation allowances due to a change in judgment concerning Belmond’s ability to realize loss carryforwards and other deferred tax assets in certain jurisdictions compared to a $4,876,000 provision in 2016.

At December 31, 2017, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2017	$’000	$’000	$’000	$’000

Balance, January 1, 2017	318	249	21	48
Additional uncertain tax provision identified during the year	215	197	1	17
Increase to uncertain tax provision on prior year positions	27	17	7	3
Uncertain tax provisions settled during the year	—	—	—	—
Decreases as a result of expiration of the statute of limitations	(82)	(69)	(3)	(10)
Foreign exchange	54	44	—	10

Balance at December 31, 2017	532	438	26	68

At December 31, 2017, Belmond recognized a $532,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2017, if recognized, would affect the effective tax rate.

At December 31, 2016, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2016	$’000	$’000	$’000	$’000

Balance at January 1, 2016	3,678	2,967	656	55
Additional uncertain tax provision identified during the year	78	61	4	13
Increase to uncertain tax provision on prior year positions	4	—	4	—
Uncertain tax provisions settled during the year	(3,308)	(2,668)	(640)	—
Decreases as a result of expiration of the statute of limitations	(124)	(104)	(2)	(18)
Foreign exchange	(10)	(7)	(1)	(2)

Balance at December 31, 2016	318	249	21	48

At December 31, 2016, Belmond recognized a $318,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2016, if recognized, would affect the effective tax rate.

At December 31, 2015, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2015	$’000	$’000	$’000	$’000

Balance, January 1, 2015	3,437	2,966	416	55
Additional uncertain tax provision identified during the year	78	62	7	9
Increase to uncertain tax provision on prior year positions	236	—	236	—
Decreases as a result of expiration of the statute of limitations	(35)	(30)	(2)	(3)
Foreign exchange	(38)	(31)	(1)	(6)

Balance, December 31, 2015	3,678	2,967	656	55

At December 31, 2015, Belmond recognized a $3,678,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2015, if recognized, would affect the effective tax rate.

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2017, the earliest year in any jurisdiction which is open to examination by the tax authorities is 2003.

Belmond believes that it is reasonably possible that within the next 12 months the uncertain tax provision will decrease by approximately $100,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which Belmond operates. These amounts relate primarily to transfer pricing inquiries with the tax authorities.

15.    Interest expense

The balances in interest expense are as follows:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	29,425	27,090	27,380

Withholding tax provision classified as interest	—	—	(1,476)

Interest on legal settlements	(28)	(979)	3,294

Amortization of debt issuance costs and discount on secured term loan	3,682	3,044	2,903

Interest capitalized	(624)	—	—

Total interest expense	32,455	29,155	32,101

16.    Supplemental cash flow information

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:
Interest	30,329	40,930	27,828

Income taxes, net of refunds	19,838	19,804	18,306

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were an increase of $661,000 and a decrease of $223,000 for the years ended December 31, 2017 and 2016, respectively.

During the year ended December 31, 2016, cash paid during the period for interest of $30,329,000 (December 31, 2016 $40,930,000 ) included the payment of accrued interest on a 1984 development loan from a municipal agency that was fully repaid by Charleston Center LLC in June 2016. See Note 11.

17.    Restricted cash

The major balances in restricted cash are as follows:

	2017	2016
December 31,	$’000	$’000

Cash deposits required to be held with lending banks as collateral	801	755
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	2,488	1,341
Bonds and guarantees	633	489

Total restricted cash	3,922	2,585

Restricted cash classified as long-term and included in other assets on the consolidated balance sheet at December 31, 2017 was $801,000 (December 31, 2016 - $755,000).

18.    Shareholders’ equity

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

19.    Share-based compensation plans

At December 31, 2017, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans was $5,809,000 for the year ended December 31, 2017 (2016 - $6,272,000; 2015 - $6,707,000). Cash received from exercised options and vested awards was $305,000 for the year ended December 31, 2017 (2016 - $17,000; 2015 - $35,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2017 to be recognized over the period January 1, 2018 to December 31, 2022, was $6,531,000 and the weighted average period over which it is expected to be recognized is 30 months. Measured from the grant date, substantially all awards of deferred shares and restricted shares have a maximum term of four years, and substantially all awards of share options have a maximum term of ten years. There were no grants under the 2004 stock option plan during the year ended December 31, 2017.

(a)          2004 stock option plans

Under the Company’s 2004 stock option plan, options to purchase up to 1,000,000 class A common shares could be awarded to employees of Belmond at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2017, 15,300 class A common shares were reserved under the 2004 plan. At December 31, 2017, no shares remain available for future grants under the 2004 plan as these have been transferred to the 2009 plan described below which became effective in 2009.

Details of share option transactions under the 2004 stock option plan are as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2016	85,650	36.30
Exercised	(2,548)	5.89
Forfeited, canceled or expired	(16,752)	27.75

Outstanding — December 31, 2016	66,350	39.63
Exercised	(3,907)	5.89
Forfeited, canceled or expired	(47,143)	47.90

Outstanding — December 31, 2017	15,300	15.99	0.7	54

Exercisable — December 31, 2017	15,300	15.99	0.7	54

The options outstanding under the 2004 plans at December 31, 2017 were as follows:

Exercise prices $	Outstanding at 12/31/2017	Exercisable at 12/31/2017	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

5.89	8,500	8,500	0.9	5.89	5.89
35.85	2,600	2,600	0.7	35.85	35.85
46.08	2,200	2,200	0.4	46.08	46.08
51.90	2,000	2,000	0.2	51.90	51.90

	15,300	15,300

The fair value of options which were exercised in the year to December 31, 2017 was $8,000. No options vested and no options were granted under the plans during the year ended December 31, 2017.

(b)          2009 share award and incentive plan

The Company's 2009 share award and incentive plan became effective in June 2009 and replaced the 2000 stock option plan, 2004 stock option plan and 2007 performance share plan (the “Pre-existing Plans”). A total of 1,084,500 class A common shares plus the number of class A common shares subject to outstanding awards under the Pre-existing Plans which become available after June 2009 as a result of expirations, cancellations, forfeitures or terminations, were reserved for issuance for awards under the 2009 share award and incentive plan. In 2010, the 2009 plan was amended to increase by 4,000,000 the number of class A shares authorized for issuance under the plan, and in 2012 by another 5,000,000 class A shares.

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

During 2017, the following awards were made under the 2009 share award and incentive plan on the following dates. Estimates of fair values of share options and deferred shares with and without performance criteria were made using the Black-Scholes options pricing model.

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Exercise price	Expected share price volatility	Risk-free interest rate	Expected dividends per share	Expected life of awards
Share options	104,425	December 9, 2017	December 9, 2018	$12.25	27%	1.92%	$—	2.5 years
Share options	104,425	December 9, 2017	December 9, 2019	$12.25	27%	1.92%	$—	3.5 years
Share options	104,425	December 9, 2017	December 9, 2020	$12.25	28%	2.14%	$—	4.5 years
Share options	104,425	December 9, 2017	December 9, 2021	$12.25	31%	2.14%	$—	5.5 years
Share options	40,900	June 11, 2017	June 11, 2018	$13.45	29%	1.50%	$—	2.5 years
Share options	40,900	June 11, 2017	June 11, 2019	$13.45	29%	1.50%	$—	3.5 years
Share options	40,900	June 11, 2017	June 11, 2020	$13.45	30%	1.77%	$—	4.5 years
Share options	40,900	June 11, 2017	June 11, 2021	$13.45	34%	1.77%	$—	5.5 years

During the year ended December 31, 2017, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	56,390	June 11, 2017	June 11, 2018	$0.01
Restricted shares without performance criteria	48,872	June 11, 2017	June 11, 2020	$0.01
Restricted shares without performance criteria	11,278	June 11, 2017	On retirement	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2018	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2019	$0.01
Restricted shares without performance criteria	117,231	March 17, 2017	March 17, 2020	$0.01
Restricted shares without performance criteria	34,450	March 17, 2017	March 17, 2021	$0.01
Restricted shares with performance criteria	228,500	March 17, 2017	March 17, 2020	$0.01

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2016	2,702,957	10.97
Granted	518,300	11.61
Exercised	(59,833)	9.35
Forfeited, canceled or expired	(516,935)	10.77

Outstanding — December 31, 2016	2,644,489	11.17
Granted	581,300	12.59
Exercised	(107,552)	8.76
Forfeited, canceled or expired	(428,830)	11.22

Outstanding — December 31, 2017	2,689,407	10.75	7.3	2,940

Exercisable — December 31, 2017	1,516,388	11.34	6.0	2,087

The options outstanding under the 2009 plan at December 31, 2017 were as follows:

Exercise prices $	Outstanding at 12/31/2017	Exercisable at 12/31/2017	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.91	24,800	24,800	1.9	8.91	8.91
8.37	13,600	13,600	2.4	8.37	8.37
11.44	54,650	54,650	2.9	11.44	11.44
11.69	44,600	44,600	3.4	11.69	11.69
8.06	132,250	132,250	3.9	8.06	8.06
9.95	31,700	31,700	4.2	9.95	9.95
8.42	50,600	50,600	4.4	8.42	8.42
11.32	152,050	152,050	4.9	11.32	11.32
9.95	31,700	31,700	5.1	9.95	9.95
11.74	82,800	82,800	5.4	11.74	11.74
14.51	184,450	184,450	6.0	14.51	14.51
14.08	97,100	97,100	6.5	14.08	14.08
11.57	251,083	251,083	7.0	11.57	11.57
12.50	79,000	39,650	7.5	12.50	12.50
13.75	96,165	48,083	7.7	13.75	13.75
8.98	332,709	163,493	7.9	8.98	8.98
9.64	152,900	38,225	8.5	9.64	9.64
12.75	301,450	75,554	8.9	12.75	12.75
13.45	159,100	—	9.5	13.45	—
12.25	416,700	—	10.0	12.25	—

	2,689,407	1,516,388

The fair value of option grants made in the year to December 31, 2017 was $1,887,000. The fair value of options which became exercisable in the year to December 31, 2017 was $2,158,000. The fair value of options which were exercised in the year was $505,000. The number of options which vested during the year was 588,739.

Transactions relating to deferred shares and restricted shares under the 2009 plan have been as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2016	1,162,187	0.01
Granted	624,261	0.01
Vested and issued	(331,299)	0.01
Forfeited, canceled or expired	(261,374)	0.01

Outstanding — December 31, 2016	1,193,775	0.01
Granted	565,621	0.01
Vested and issued	(334,958)	0.01
Forfeited, canceled or expired	(152,700)	0.01

Outstanding — December 31, 2017	1,271,738	0.01	15,566

At December 31, 2017, awards of deferred shares and restricted shares on 1,271,738 class A common shares were reserved under the 2009 plan. Of these awards, 687,335 deferred shares and restricted shares do not specify any performance criteria and will vest up to March 2020. The remaining awards of up to 584,403 deferred shares are subject to performance criteria.

The fair value of deferred shares and restricted shares awarded in the year to December 31, 2017 was $4,923,000. The fair value of deferred shares vested in the year to December 31, 2017 was $3,925,000.

There were no vested and unissued deferred share or restricted shares awards as of December 31, 2017.

Estimates of the fair value of the share options on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2017	2016	2015

Expected share price volatility	27% - 34%	29% - 40%	28% - 58%
Risk-free interest rate	1.50% - 2.14%	0.76% - 1.84%	0.65% - 1.83%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	2.5 - 5.5 years	2.5 - 5.5 years	2.5 - 6.9 years

20.    Commitments and contingencies

Belmond Copacabana Palace

In February 2013, the State of Rio de Janeiro Court of Justice affirmed a 2011 decision of a Rio state trial court against Sea Containers Ltd (“SCL”) in lawsuits brought against SCL by minority shareholders in Companhia Hoteis Palace (“CHP”), the company that owns Belmond Copacabana Palace, relating to the recapitalization of CHP in 1995, but the Court reduced the total award against SCL to approximately $27,000,000. SCL further appealed the judgments during the second quarter of 2013 to the Superior Court of Justice in Brasilia. SCL sold its shares in CHP to the Company in 2000. Years later, in 2006, SCL entered insolvency proceedings in the U.S. and Bermuda that are continuing in Bermuda. Possible claims could be asserted against the Company or CHP in connection with this Brazilian litigation that has to date only involved SCL, although no claims have been asserted to date.

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

Belmond believed that the owner's actions were unlawful and in breach of the lease arrangement and constituted a wrongful dispossession. Belmond pursued its legal remedies through arbitration proceedings required under the lease. In June 2015, a Singapore arbitration panel issued its final award in favor of Belmond, holding that the owner had breached Indonesian law and the lease, and granting monetary damages and costs to the Company in an amount equal to approximately $8,500,000. Since its receipt of the arbitral award, Belmond has been engaged in the process of enforcing this arbitral award in the Indonesian courts. Starting in April 2014, the Indonesian trial courts have dismissed eight separate actions filed by the owner for lack of jurisdiction due to the arbitration clause in the parties’ lease. The owner has appealed five of these decisions, all of which plead variations on the same facts, of which four have been affirmed by the Appellate Court with two of those affirmed by the Indonesian Supreme Court and the other two await a decision by the Indonesian Supreme Court. The fifth case was reversed in favor of the owner on appeal in October 2014 and affirmed by the Indonesian Supreme Court in December 2016. Belmond has sought review for reconsideration by the Supreme Court. In the meantime, Belmond filed with the Central Jakarta District Court in October 2017, as further support for the enforcement of Belmond’s arbitral claim, the decisions of four Indonesian trial courts enforcing the arbitration provision under the lease and ruling that the Indonesian courts had no jurisdiction over the parties’ 2013 dispute, along with four affirming decisions from the appellate courts and the two from the Indonesian Supreme Court.

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2017, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,139,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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

On October 17, 2017, the Federal Court issued a decision on the merits denying in part the Company’s claim for modification of the lease concession. The Court ruled although the lease is an administration agreement rather than a simple commercial lease, the Company had not overcome its burden of proof to show that a modification was justified. The Court further ordered that the Company must pay the stated rent in the lease rather than the reduced rent set by the Federal Court in September 2016. The Court also revoked the injunction issued in September 2016 that had been subsequently affirmed on appeal prohibiting the Federal Government from pursuing a claim against the Company to recover the difference between the stated lease rent and the amounts the Company actually paid during the period from 2009 to 2014. The Company appealed this decision and requested injunctive relief enjoining the Government from enforcing the decision of the Federal Court pending a hearing on the appeal. On December 22, 2017, the Federal Superior Court denied the Company's request for an injunction and affirmed the lower court's partial decision on the merits. As a result, the Federal Government could seek immediately to enforce its claim for allegedly unpaid lease obligations. The Company has reserved against this claim, and this accrual as at December 31, 2017 totaled R$25,174,000 ($7,610,000). The Company does not believe that any loss above the amounts accrued is likely. The Company intends to vigorously contest the remaining issues in front of the Federal Court, particularly the matter of proving that a modification of the lease concession is warranted under the circumstances.

Belmond Miraflores Park

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. On June 29, 2017, the Supreme Court issued a decision accepting BMP’s appeal rather than, as BMP had expected, summarily affirming the appellate court decision. Consequently, BMP expects that the Supreme Court will issue its opinion on this matter in the latter half of 2018. Management believes that the risk of closure of BMP is remote because BMP will have completed its remediation by the time the Supreme Court issues its decision and expects to be in compliance with municipal nuisance ordinances at that time. BMP has other alternatives that it could pursue to resolve this matter if BMP is not compliant by the time of the Supreme Court decision. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.
Cupecoy Village Development N.V.

In July 2015, Cupecoy Village Development N.V. ("Cupecoy") received notification from the tax authorities in Sint Maarten of an intention to issue tax assessments for periods 2007-2010 in respect of wages taxes, social security, turnover tax and penalties, which Belmond believed indicated a maximum possible loss of $16,500,000. Belmond believed that the report received from the tax authorities contains a number of material miscalculations and misinterpretations of fact and law. The Company had provided a written response to the tax authorities disputing their assessment and expected the resolution of this dispute to result in only an immaterial cost. However, the tax authorities consistently failed to respond or otherwise engage with Belmond or Cupecoy and therefore the Company gave the tax authorities notice that it intended to wind up Cupecoy, which the Company did after receiving no response from the authorities to this notice. In October 2016, following our application to the court, Cupecoy was declared technically insolvent in light of the 2015 tax claim, at which point the Company determined that any liability in respect of Cupecoy was effectively discharged. A final bankruptcy declaration was issued in the first quarter of 2017.

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

In addition, there are a number of ongoing trademark disputes with the Cipriani family in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani”, and the Cipriani family to use “Cipriani”. In November 2017, the Court rejected the family's complaint and awarded costs to the Company. This decision was not subsequently appealed. In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that its use of the full name (rather than just an initial with the family's surname), would not constitute infringement of the Company’s registered trademark. This ruling was overturned on appeal in favor of the Company on November 30, 2017. The Cipriani family has appealed this decision before the Italian Supreme Court, and in a separate filing to the appellate court has requested the reconsideration of that court's decision. While Belmond believes it has a meritorious case, Belmond cannot estimate the range of possible additional loss if it should not prevail in this matter and Belmond has made no accruals in respect of the matter. Separate proceedings brought by Belmond in Spain to defend Belmond’s marks against a use by the Cipriani family and its affiliated entities of “Cipriani” to promote a restaurant have been stayed pending the outcome of the Venice appeal.

Belmond Sanctuary Lodge

On November 28, 2017, Peru Belmond Hotels S.A., the Peruvian hotel joint venture in which the Company holds a 50% interest ("PBH"), received notification of a complaint filed with the Court of Cusco by the Regional Government of Cusco seeking the annulment of the ten-year extension of the Belmond Sanctuary Lodge concession that commenced in May 2015. The Regional Government alleges that the President of the Region at the time of the execution of the extension did not have the sole authority to bind the Regional Government. This lawsuit is substantially similar to a complaint filed by the Regional Government against PBH in January 2015 that was dismissed by the Court of Cusco and, upon appeal by the Regional Government, was affirmed by the Superior Court of Cusco in favor of PBH in June 2016. The Company does not believe that there is any merit to the Regional Government's complaint.

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

Capital commitments

Outstanding contracts to purchase property, plant and equipment were approximately $19,464,000 at December 31, 2017 (December 31, 2016 - $7,772,000).

Future rental payments and rental expense under operating leases

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2018	12,072
2019	10,879
2020	10,919
2021	11,422
2022	9,283
2023 and thereafter	141,832

196,407

Rental expense under operating leases for the year ended December 31, 2017 amounted to $14,805,000 (2016 - $13,037,000; 2015 - $10,675,000).

21.    Fair value measurements

(a)    Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s assets and liabilities by the fair value hierarchy at December 31, 2017 and 2016:

	Level 1	Level 2	Level 3	Total
December 31, 2017	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	1,348	—	1,348

Total assets	—	1,348	—	1,348

Liabilities at fair value:
Derivative financial instruments	—	(430)	—	(430)

Total net assets	—	918	—	918

	Level 1	Level 2	Level 3	Total
December 31, 2016	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	—	—	—

Total assets	—	—	—	—

Liabilities at fair value:
Derivative financial instruments	—	(3,364)	—	(3,364)

Total net liabilities	—	(3,364)	—	(3,364)

During the years ended December 31, 2017 and 2016, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of December 31, 2017 and 2016 were as follows:

		December 31, 2017		December 31, 2016
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	724,208	728,994	602,083	626,613

See Note 11.

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the years ended December 31, 2017, 2016 and 2015 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2017 $’000

Property, plant and equipment	5,955	—	—	5,955	(8,216)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2016 $’000

Property, plant and equipment	—	—	—	—	(1,007)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2017 $’000

Goodwill	—	—	—	—	(5,500)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2015 $’000

Goodwill	10,050	—	—	10,050	(9,796)

Property, plant and equipment

For the year ended December 31, 2017, property, plant and equipment at Belmond Road to Mandalay and Belmond Northern Belle with a combined carrying value of $14,171,000 was written down to fair value of $5,955,000, resulting in a non-cash impairment charge of $8,216,000.

For the year ended December 31, 2016, property, plant and equipment at Belmond Orcaella with a carrying amount of $1,007,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,007,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 8.

Goodwill

For the year ended December 31, 2017, goodwill of Belmond Cap Juluca with a carrying value of $5,500,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $5,500,000.

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

22.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cashflow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

In connection with the Term Loan Facility, the interest rate derivatives associated with the previous term loan facility were terminated. See Note 11. The termination costs incurred were $2,145,000 during the year ended December 31, 2017. All amounts in other comprehensive income/(loss) relating to these derivatives will be amortized to interest expense over the remaining original life of the interest rate derivative under ASC 815 Derivatives and Hedging. New interest rate derivatives were entered into to fix an element of the floating interest rate on the Term Loan Facility.

Cash flow hedges of interest rate risk

As of December 31, 2017 and 2016, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2017	2016
December 31,	’000	’000

Interest rate swaps	€89,500	€72,938
Interest rate swaps	$243,000	$210,756
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of December 31, 2017 and 2016:

		Fair value as of	Fair value as of
		December 31, 2017	December 31, 2016
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	1,776	—
Interest rate derivatives	Accrued liabilities	(858)	(2,310)
Interest rate derivatives	Other liabilities	—	(1,054)

Total		918	(3,364)

Offsetting

There was no offsetting within derivative assets or derivative liabilities at December 31, 2017 and 2016. However, derivatives are subject to master netting arrangements.

Other comprehensive income/(loss)

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 23. At December 31, 2017, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $2,102,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the year ended December 31, 2017 was a $2,745,000 loss (2016 - $4,975,000 gain; 2015 - $18,221,000 gain).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of December 31, 2017, the fair value of derivatives in a net asset position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $918,000 (2016 - $3,364,000 net liability). If Belmond breached any of the provisions, the obligations under the agreements would be settled at termination value of $942,000 inflow (2016 - $3,370,000 outflow).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $213,350,000 at December 31, 2017 (2016 - $153,472,000), being a liability of Belmond.

23.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) for the years ended December 31, 2017 and 2016 were as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2016	(326,070)	(4,091)	(9,943)	(340,104)

Other comprehensive loss before reclassifications, net of tax benefit of $(809), $(889) and $(530)	(10,983)	(1,942)	(2,119)	(15,044)

Amounts reclassified from AOCI, net of tax provision of $Nil, $1,111 and $Nil	—	2,809	—	2,809

Net current period other comprehensive (loss)/income	(10,983)	867	(2,119)	(12,235)

Balance at December 31, 2016	(337,053)	(3,224)	(12,062)	(352,339)

Other comprehensive income/(loss) before reclassifications, net of tax benefit of $Nil, ($50) and $73	48,095	(121)	310	48,284

Amounts reclassified from AOCI, net of tax provision of $Nil, $860 and $Nil	692	2,041	—	2,733

Net current period other comprehensive income	48,787	1,920	310	51,017

Balance at December 31, 2017	(288,266)	(1,304)	(11,752)	(301,322)

Reclassifications out of AOCI (net of tax) were as follows:

	Amount reclassified from AOCI
	December 31, 2017	December 31, 2016
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Foreign currency translation adjustments:
Reclassification upon sale of operating unit	692	—	(Loss)/gain on disposal of property, plant and equipment and equity method investments

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	2,041	2,809	Interest expense

Total reclassifications for the period	2,733	2,809

24.    Segment information

Segment performance is evaluated by the chief operating decision maker based upon adjusted earnings before interest, tax, depreciation and amortization ("adjusted EBITDA").

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

Revenue from external customers by segment:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	212,379	199,251	200,059
North America	149,284	145,868	148,103
Rest of world	124,219	130,255	124,369
Total owned hotels	485,882	475,374	472,531
Owned trains & cruises	63,193	59,287	65,471

Part-owned/managed hotels	1,036	4,400	5,232
Part-owned/managed trains	10,888	10,763	8,151
Total management fees	11,924	15,163	13,383

Revenue	560,999	549,824	551,385

Reconciliation of consolidated (losses)/earnings from continuing operations to adjusted EBITDA:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	73,687	67,590	66,349
North America	29,814	29,334	31,788
Rest of world	24,474	33,115	31,295
Total owned hotels	127,975	130,039	129,432
Owned trains and cruises	4,420	4,318	7,199

Part-owned/managed hotels	6,782	6,299	7,115
Part-owned/managed trains	23,988	25,907	19,846
Total adjusted share of earnings from unconsolidated companies and management fees	30,770	32,206	26,961

Unallocated corporate:
Central costs	(33,324)	(30,763)	(34,369)
Share-based compensation	(5,809)	(7,637)	(9,752)

Adjusted EBITDA	124,032	128,163	119,471

Reconciliation from (losses)/earnings from continuing operations to adjusted EBITDA:

(Losses)/earnings from continuing operations	(45,070)	35,401	17,388
Depreciation and amortization	62,852	52,396	50,513
Gain on extinguishment of debt	—	(1,200)	—
Interest income	(1,058)	(853)	(926)
Interest expense	32,455	29,155	32,101
Foreign currency, net	3,034	(9,186)	5,016
Provision for income taxes	6,554	16,368	17,041
Share of (benefit from)/provision for income taxes of unconsolidated companies	(4,451)	5,650	1,466
	54,316	127,731	122,599
Restructuring and other special items (1)	11,715	363	7,351
Acquisition-related costs (2)	14,032	—	—
Loss/(gain) on disposal of property, plant and equipment	153	(938)	(20,275)
Impairment of goodwill and property, plant and equipment	13,716	1,007	9,796
Impairment of assets in unconsolidated companies	30,100	—	—

Adjusted EBITDA	124,032	128,163	119,471

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

Reconciliation of assets by segment to total assets:

	2017	2016
December 31,	$’000	$’000

Owned hotels:
Europe	575,584	504,758
North America	518,493	468,088
Rest of world	252,861	245,167
Total owned hotels	1,346,938	1,218,013
Owned trains & cruises	87,139	88,069

Part-owned/ managed hotels	21,894	20,007
Part-owned/ managed trains	52,517	68,397
Total part/owned managed	74,411	88,404

Unallocated corporate	145,149	129,582

Total assets	1,653,637	1,524,068

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	23,431	11,777	18,648
North America	14,845	9,796	11,881
Rest of world	17,158	19,190	14,168
Total owned hotels	55,434	40,763	44,697
Owned trains & cruises	7,927	12,882	11,415

Unallocated corporate	4,469	1,459	283

Total capital expenditure to acquire property, plant and equipment	67,830	55,104	56,395

Carrying value of investment in equity method investees:

	2017	2016
December 31,	$’000	$’000

Eastern & Oriental Express	2,642	2,818
Peru hotels	20,869	19,769
PeruRail	38,138	53,652
Buzios	2,893	2,998
Other	102	90

Total investment in equity method investees	64,644	79,327

Earnings from unconsolidated companies, net of tax:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Part-owned/managed hotels	1,037	1,112	106
Part-owned/managed trains	(11,250)	9,901	8,969

Total earnings from unconsolidated companies, net of tax	(10,213)	11,013	9,075

Revenue from external customers in Belmond's country of domicile and significant countries (based on the location of the property):

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Bermuda	—	—	—
Italy	136,538	128,671	132,385
United Kingdom	56,432	56,016	62,656
United States	112,677	108,238	107,965
Brazil	59,737	73,300	69,142
All other countries	195,615	183,599	179,237

Revenue	560,999	549,824	551,385

Property, plant and equipment at book value in Belmond's country of domicile and significant countries (based on the location of the property):

	2017	2016
December 31,	$’000	$’000

Bermuda	—	—
Italy	336,263	294,773
United Kingdom	52,311	48,577
United States	334,634	343,342
Brazil	74,944	73,843
All other countries	369,892	314,141

Total property, plant and equipment at book value	1,168,044	1,074,676

25.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the year ended December 31, 2017, Belmond earned management fees from Eastern and Oriental Express Ltd. of $295,000 (2016 - $236,000; 2015 - $292,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at December 31, 2017 was $6,302,000 (2016 - $4,886,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas del Colca, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2017, Belmond earned management and guarantee fees from its Peruvian joint ventures of $15,154,000 (2016 - $14,734,000; 2015 - $12,503,000) which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at December 31, 2017 was $6,029,000 (2016 - $6,907,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at December 31, 2017 was $431,000 (2016 - $372,000).

Belmond managed, under long-term contract, the Hotel Ritz by Belmond, in which Belmond had a 50% ownership interest. For the year ended December 31, 2017, Belmond earned $Nil (2016 - $Nil; 2015 - $328,000) in management fees from the Hotel Ritz by Belmond which are recorded in revenue, and $Nil (2016 - $Nil; 2015 - $301,000) in interest income. The amount due to Belmond from the Hotel Ritz by Belmond at December 31, 2017 was $Nil (2016 - $Nil). On May 21, 2015, Belmond sold its ownership interest in Hotel Ritz by Belmond. See Note 7.

On the April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,000 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

During 2017, Belmond provided conference and banqueting services in the amount of $219,000 (2016: $488,000) to Crawford & Co. and GHS Holdings, LLC, companies in which Mr. Harsha Agadi, who is a member of the board of directors of Belmond, is the Chief Executive Officer and President. The amount due to Belmond from Crawford & Co. at December 31, 2017 was $194,000 (2016 - $Nil).

26.    Subsequent events

On February 8, 2018, Belmond Ltd. announced that through indirect subsidiaries it had acquired the Castello di Casole resort and estate in Tuscany, Italy, for approximately €39,000,000 ($48,000,000). The acquisition was financed using cash on hand. The resort and estate will be rebranded upon the Company assuming management of the property.

The resort and estate comprise the 39-key Castello di Casole hotel, together with 48 residential plots, of which 16 remain for sale, with three subject to non-binding reservation letters of intent to purchase and two expected to be converted into new villas as part of the hotel inventory. Starting in 2018, the Company expects to invest €7,300,000 ($9,000,000) in a phased refurbishment of the hotel over four years, including the addition of two new villas on two residential plots that will be retained, bringing the resort’s total key count to 41. In addition, the Company expects to sell the remaining 14 land plots, including the three that are subject to reservation letters, over the coming years, effectively reducing the Company's net investment in the estate.

The '21' Club sustained water damage in early January 2018, which has resulted in the restaurant's closure until spring 2018. The Company expects that its insurance policy will provide property damage and business interruption loss.

The Company intends to reinvest the insurance proceeds at Belmond La Samanna alongside additional capital to restore and improve the asset, but we have concluded that such an investment cannot be justified without a material change in the cost structure of the operation. Consequently, the Company has entered into a formal administrative process with the local labor authorities in order to achieve a material restructuring of the property's workforce. While we cannot give any assurances that this restructuring will be approved by the French authorities, we believe that it is a necessary condition to re-opening Belmond La Samanna.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of Belmond's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of December 31, 2017.

Management’s Annual Report on Internal Control over Financial Reporting

Belmond management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Belmond's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  Management assessed the effectiveness of Belmond's internal control over financial reporting as of December 31, 2017.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013).  Based on this assessment and those criteria, management has concluded that Belmond's internal control over financial reporting was effective as of December 31, 2017.

Deloitte LLP, Belmond's independent registered public accounting firm, issued the report below on the effectiveness of Belmond's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.
Hamilton, Bermuda

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated March 1, 2018, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte LLP

London, England
March 1, 2018

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

Directors

The current directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 55	Chief Executive Officer and President of Crawford & Company (international insurance services firm) and Chairman and Chief Executive Officer of GHS Holdings, LLC (investing and restaurant consulting business)	2011
Roland A. Hernandez, 60	Chairman of the Board of the Company, and Founding Principal and Chief Executive Officer of Hernandez Media Ventures (acquisition and management of media assets)	2013
Mitchell C. Hochberg, 65	President of Lightstone Group LLC (real estate investment and development firm)	2009
Ruth A. Kennedy, 53	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Ian Livingston, 53	Member of the U.K. House of Lords, Chairman, Dixons Carphone plc, Chairman, Man Group plc	2015
Demetra Pinsent, 43	Chief Executive of Charlotte Tilbury Beauty Ltd. (beauty and cosmetics company)	2017
Gail Rebuck, 66	Member of the U.K. House of Lords, Chair of Penguin Random House UK	2015
H. Roeland Vos, 60	President and Chief Executive Officer of the Company	2014

The principal occupation of each director is set forth in the table above supplemented by the following information.

Mr. Agadi was appointed Chief Executive Officer and President of Crawford & Company, an international insurance services firm listed on the New York Stock Exchange, in June 2016, after serving as its Interim Chief Executive Officer and Interim President since August 2015. Mr. Agadi is also Chairman and Chief Executive Officer of GHS Holdings, LLC, an investing and restaurant consulting business, a position he has held since 2000. From 2012 to 2014, Mr. Agadi was Executive Chairman of Quizno's Global LLC, a privately-owned group of mainly franchised restaurants in 40 countries. Previously in 2010 to early 2012, he was Chairman and Chief Executive Officer of Friendly Ice Cream Corporation, a private company operating restaurants principally in the eastern United States. From 2004 to 2009, Mr. Agadi was President and Chief Executive of Church's Chicken Inc., another branded restaurant group in over 20 countries. From 2000 to 2004, he was an Industrial Partner of Ripplewood Holdings LLC, a private equity investment firm, and in the 1990s held executive positions with other branded restaurant groups. Mr. Agadi is on the Board of Visitors of the Fuqua Business School at Duke University.

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

Mr. Hochberg was appointed President of Lightstone Group LLC in 2012, a privately-owned U.S.-based real estate company owning, developing and managing a diversified portfolio of commercial, industrial, multi-family residential, and hospitality properties. He has been the Managing Principal of Madden Real Estate Ventures since 2007. He was President and Chief Operating Officer of Ian Schrager Company, a developer and manager of innovative luxury hotels and residential projects in the United States from 2006 through early 2007. Mr. Hochberg founded, and for 20 years through 2005, was the President and Chief Executive Officer of Spectrum Communities and its successor, developers of luxury home communities in the northeastern United States. Mr. Hochberg was the non-executive Chairman of Orleans Homebuilders Inc., a developer of single-family residences in seven U.S. states from 2011 to 2014. He is Chairman of the Board of Directors of WMC Health, a $2.2 billion, ten-hospital, regional healthcare network. He is a lawyer and a certified public accountant.

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

Lord Livingston is a member of the U.K. House of Lords after being made a life peer in 2013 and served as U.K. Minister of State for Trade and Investment from December 2013 to May 2015. Prior to this appointment, Lord Livingston held a number of executive positions with BT Group plc, one of the world's leading communications companies and a member of the FTSE 100, including Group Chief Executive Officer from 2008 to 2013, and served on the company's board of directors throughout his eleven-year tenure with the company. Prior to his time with BT Group, Lord Livingston held various leadership positions from 1991 to 2002, including Chief Financial Officer and executive director, with Dixons Group plc (now Dixons Carphone plc), one of the largest consumer electronics retailers in Europe. Lord Livingston currently serves as the non-executive Chairman of Dixons Carphone plc and as the non-executive Chairman of Man Group plc. Lord Livingston is a member of the Institute of Chartered Accountants in England and Wales.

Lady Pinsent is Chief Executive of Charlotte Tilbury Beauty Ltd., a privately-owned beauty and cosmetics company based in the U.K., a position she has held since 2012. Lady Pinsent worked at McKinsey & Co. from 1999 to 2012, and was elected partner in 2006. She led its retail and consumer practice with a focus primarily across the luxury goods, fashion, apparel, food and health, and beauty sectors. Lady Pinsent was a non-executive director of Capital & Counties Properties plc, a UK-based property investment and development company listed on the London and Johannesburg Stock Exchanges, from 2012 until September 2017. In January 2017, Lady Pinsent was appointed as a Trustee of The Royal Foundation of The Duke and Duchess of Cambridge and Prince Harry.

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

Harsha V. Agadi
The board of directors considered Mr. Agadi's experience as chief executive of various restaurant companies operating in many different countries. As chief executive, Mr. Agadi developed expertise in sales, marketing, operations, finance, strategy and development. Like Belmond, these companies under Mr. Agadi’s guidance relied on strong marketing and brand awareness.

Roland A. Hernandez
The board of directors considered Mr. Hernandez's executive capabilities leading successful media and entertainment businesses and his experience as a non-executive director of several publicly traded companies in the U.S., including as lead director of two companies in the luxury hospitality business, and as a member of various audit, nominating, governance and other board committees.

Mitchell C. Hochberg
The board of directors considered Mr. Hochberg's real estate industry and operational experience, including his service as an executive officer of a developer and manager of innovative luxury hotels and residential projects in the U.S. and as an executive officer of a diversified real estate portfolio company. Also relevant was his background in accounting and law.

Ruth A. Kennedy
The board of directors considered Ms. Kennedy's experience as a consultant in the luxury goods and services sectors for clients seeking to develop and strengthen their individual brands. The board of directors also considered her experience in managing a luxury goods business and her work in finance.

Ian Livingston
The board of directors considered Lord Livingston's executive and operational capabilities in successfully leading large publicly traded and consumer-focused companies, including as Chief Executive Officer of BT Group, and his many years of board and corporate governance experience as a director. Lord Livingston also brings financial experience to the board, including through his role as Chief Financial Officer at Dixons Group and BT Group and as a member of the Institute of Chartered Accountants in England and Wales. The board of directors also considered Lord Livingston's experience as a senior government minister responsible for trade promotion and investment and trade policy for the U.K.

Demetra Pinsent
The board of directors considered Lady Pinsent's experience as chief executive of a beauty and cosmetics company and her operational and financial experience in retail- and consumer-focused sectors at McKinsey & Co, bringing her appreciation for and insight into branding and marketing, particularly digital strategies, to the Company.

Gail Rebuck
The board of directors considered Baroness Rebuck's leadership experience at successful consumer-focused companies, including being a co-founder of a publishing company, and her years of board and corporate governance experience as a director of various publicly traded companies.

H. Roeland Vos
The board of directors considered Mr. Vos's hotel industry and operational experience, including his background in deluxe hotel-owning and operating companies, his experience in developing new hotels, his insight into many aspects of hotel design, and his understanding of international business, general management and corporate strategy, including his service as Vice Chairman of the Supervisory Board of a luxury hotel group.

Executive Officers

The current executive officers of the Company are as follows:

Name, Age	Position

H. Roeland Vos, 60	President and Chief Executive Officer
Ingrid Eras-Magdalena, 52	Executive Vice President, Chief Human Resources Officer
Richard M. Levine, 57	Executive Vice President, Chief Legal Officer
Martin O'Grady, 54	Executive Vice President, Chief Financial Officer
Philippe Cassis, 55	Senior Vice President, Organizational Transformation
Daniel Ruff, 39	Senior Vice President, Head of Global Operations

The principal occupation of the current executive officers of the Company is shown in the table above supplemented by the following information, except with respect to Mr. Vos whose previous experience is described above regarding the Company’s directors.

Ms. Eras-Magdalena joined the Company in 2014 from Starwood Hotels & Resorts Worldwide, Inc., where she served as Vice President, People Development and Staffing for the Europe, Africa and Middle East division since 2006. Ms. Eras-Magdalena previously held various positions in the human resources department of Starwood's Europe, Africa and Middle East division starting in 2000 and several years in operations with Starwood, Le Meridien and Forte Hotels in Europe.

Mr. Levine joined the Company in February 2012 after eight years with Kerzner International Holdings, Ltd., a global resort development and management business operating primarily under the One&Only and Atlantis brands, where he served as Executive Vice President and General Counsel working in business development and restructuring while leading the legal, regulatory and compliance department. Previously he worked in the private equity investment business as General Counsel at Hellman & Friedman LLC (1998-2003) and General Counsel for the Private Equity Division of Credit Suisse First Boston (1996-1998). Mr. Levine is a New York-licensed lawyer.

Mr. O’Grady joined the Company in February 2008 from Orion Capital Managers LP, a European private equity real estate investment firm including hotels, where he served as Chief Financial Officer. From 1999 until 2005, he worked for Security Capital European Realty, where he served as Chief Financial Officer of Access Self Storage, a retail self-storage operator in the United Kingdom, France and Australia. From 1992 until 1998, Mr. O’Grady held a number of senior finance positions with Jardine Matheson Group, an Asian-based conglomerate, including Group Financial Controller of Mandarin Oriental Hotel Group from 1992 to 1995. Mr. O’Grady began his career with PricewaterhouseCoopers and is a Fellow of the Institute of Chartered Accountants in England and Wales.

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

Mr. Ruff joined the Company in January 2018 from Wyndham Hotel Group where he served as President and Managing Director of Europe, the Middle East, Africa and India from November 2014 through 2017. Prior to joining Wyndham Hotel Group, Mr. Ruff held various roles in corporate investments and development, brand integration and operations and special projects during his eleven-year tenure at Starwood Hotels & Resorts Worldwide, Inc., including as Vice President, Asset Management and Vice President, Owner Relations & Portfolio Management. Mr. Ruff began his career as an investment banking analyst with Credit Suisse First Boston.

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

The Board of Directors met six times during 2017 and all of the directors attended those meetings.

The members of the Company’s Audit Committee are Lord Livingston (chairman), Lady Pinsent, and Messrs. Agadi and Hochberg. The board has designated Lord Livingston and Mr. Hochberg as audit committee financial experts as defined by SEC rules. The members of the Compensation Committee are Messrs. Agadi (chairman), Ms. Kennedy and Baroness Rebuck. The members of the Nominating and Governance Committee are Ms. Kennedy (chair), Baroness Rebuck and Mr. Hochberg. See Item 13—Certain Relationships and Related Transactions, and Director Independence below.

In addition, the board has appointed Messrs. Hochberg (chairman), Agadi and Vos, Lord Livingston, and Lady Pinsent, as well as Martin O'Grady, who is Chief Financial Officer but not a director, as an Investment Committee to consider important finance and development matters in preparation of presentation of those matters to the full Board for discussion.

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

Based on this review, the board has determined that Ms. Kennedy, Lady Pinsent, Baroness Rebuck, Messrs. Agadi, Hernandez, and Hochberg, and Lord Livingston are "independent" directors under the rules and standards outlined above. The Company’s Corporate Governance Guidelines, as well as the charters of the Audit, Compensation and Nominating and Governance Committees, are available at Belmond’s website belmond.com.

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

The following table shows the salary and bonus paid in cash during 2017 to Mr. Vos, and to all executive officers as a group, for services to Belmond during 2016:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

H. Roeland Vos	President, Chief Executive Officer and Director	$1,713,002
All executive officers as a group (5 persons)(1)		$5,364,070

(1) The group comprises the executive officers set forth in Part III, Item 10—Directors, Executive Officers and Corporate Governance—Executive Officers, except for Mr. Ruff who joined the Company in January 2018.

Mr. Vos was appointed President and Chief Executive Officer in September 2015. In connection with Mr. Vos’s appointment, the Company entered into certain compensatory agreements with Mr. Vos, including a Service Agreement between a subsidiary of the Company and Mr. Vos (the "Service Agreement"), and a Severance Agreement between the Company and Mr. Vos (the "Severance Agreement"), each dated September 20, 2015.

The principal terms of the Service Agreement relating to Mr. Vos's compensation include the following:

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

•
participation in the pension scheme of the subsidiary of the Company from which Mr. Vos has since opted out and instead receives a cash pension allowance equivalent to the value of his entitlement under Company policy;

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

The principal terms of the Severance Agreement provide that if the Company undergoes a change in control, and if Mr. Vos’s employment is terminated by the Company or its subsidiary without cause or if he resigns for good reason within one year following the change in control (or in anticipation of the change in control), then Mr. Vos will not receive any severance benefits under his Service Agreement but will instead be entitled to a severance payment under the Severance Agreement. Such payment shall be payable in cash and equal to (A) two times the sum of (x) Mr Vos’s applicable base salary; and (y) the most recent annual bonus payment made to Mr Vos less (B) any amount paid to Mr Vos in lieu of notice (or paid in respect of the remainder of any applicable fixed term at the time of such termination) shall be deducted from such amount.

On December 15, 2017, Mr.Vos's Service Agreement was amended to establish an exchange rate mechanism for his salary, bonus and, if any, severance payments, due to him under his Service Agreement such that if there was a fluctuation (up or down) of the exchange rate between the UK Pound Sterling and the Euro of more than 5% from the closing spot exchange rate existing on September 18, 2015, there would be an adjustment of the UK Pound Sterling amount that he would receive to put him at a parity to the amount that he would have received in Euros on September 18, 2015. In addition, the amendment effected a change to Mr. Vos's permanent disability coverage to put him in the same position that other executives at the Company would be so that if such coverage were triggered while he was employed under the Service Agreement, he would retain coverage through his 65th birthday.

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

Retirement Plans

Employees based in the United Kingdom, including officers, are eligible to participate in a defined contribution retirement plan established by a U.K. subsidiary of Belmond, under which the subsidiary contributes to individual accounts established by employees. The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary. Under the U.K. plan, the Belmond subsidiary contributed on behalf of participating officers a total of $24,754 during 2017. See Note 13 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of Belmond have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts. The maximum contribution most employees could make was $18,000 in 2017. Belmond paid a total of $10,800 into the account of the officer based in the U.S. participating in this plan in 2017 as a partial matching payment under the plan in addition to his own contribution.

Option Awards under 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan

Options to purchase class A common shares of the Company at market value at the time of award have been granted to directors, officers and selected employees under the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan. The Compensation Committee of the board of directors administers these plans. There are no options outstanding under the 2000 Plan and, following adoption of the 2009 Plan by shareholders at the 2009 annual general meeting of the Company, no further awards were made under the 2000 or 2004 Plans. The options awarded have substantially the same terms and expire ten years from date of grant. Prior to 2015, the options awarded generally became exercisable three years after the date of grant. Options awarded in 2015 and thereafter are exercisable with respect to 25% of the number of options awarded on each of the first four anniversaries of the date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2017, options to purchase an aggregate of 181,600 class A shares were granted under the 2009 Plan to the current executive officers of the Company at prices ranging from $12.25 to $13.45 per share. 35,600 options were exercised by the current executive officers during 2017. During 2017, no options were granted to the non-executive directors of the Company, and no options were exercised by any of the current non-executive directors.

At December 31, 2017, options under the 2004 and 2009 Plans to purchase an aggregate of 1,111,108 class A shares (of which 645,347 options are exercisable within 60 days) were held by current executive officers and current directors at per share exercise prices ranging from $8.06 to $51.90 and expiring between 2018 and 2027. See Note 18 to the Financial Statements.

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

During 2017, awards of deferred shares were made under the 2009 Plan with performance criteria based on Belmond's cumulative EBITDA on up to 143,900 class A shares to the current executive officers of the Company, all vesting in 2020. Also during 2017, awards of restricted shares without performance criteria were made under the 2009 Plan on 199,321 class A shares to the current non-executive directors of the Company, vesting between 2018 and the director's retirement, and awards of restricted shares without performance criteria on 86,600 class A shares were made to current executive officers of the Company, vesting between 2018 and 2021. In addition, during 2017 under past awards of deferred shares with and without performance criteria under the 2009 Plan, and past awards of restricted shares without performance criteria under the 2009 Plan, a total of 167,262 class A shares was issued to current executive officers, 96,842 class A shares to current non-executive directors, and 15,291 class A shares to former executive officers and directors who left the Company during the year.

At December 31, 2017, deferred share awards with and without performance criteria on a total of up to 526,688 class A shares were outstanding to current executive officers and current non-executive directors under the 2009 Plan vesting in 2018 to 2020, and restricted share awards without performance criteria on a total of 498,328 class A shares were outstanding to current executive and current non-executive directors vesting in 2018 and beyond. None of these awards are issuable within 60 days. See Note 18 to the Financial Statements.

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

As Chairman of the Board in 2017, Mr. Hernandez is paid a Chairman's fee at an annual rate of $500,000, $150,000 of which he elected in 2017 to be paid as cash compensation (payable in quarterly installments), and $350,000 in the form of restricted shares under the 2009 Plan. In March 2017, the board approved a special award of restricted stock to Mr. Hernandez equal to an amount of $1.0 million (82,781 class A common shares) with a three-year cliff-vesting schedule. The board made this award to Mr. Hernandez based on his significant efforts during 2015 and 2016 as Chairman in overseeing a variety of critical strategic initiatives, including the planning and subsequent monitoring of the execution by management of the Company's strategic growth plan.

Aggregate annual retainer and chairmen fees as described above amounted to $950,000 in 2017.

In addition, as noted above, the directors participate in the Company's 2009 Share Award and Incentive Plan. Included in the awards summarized above are awards in 2017 to directors under the 2009 Plan of restricted shares on a total of 199,321 class A shares, including 37,594 restricted shares issued to Mr. Hernandez vesting in 2020 as part of his compensation as Chairman of the Board and 82,781 restricted shares issued to Mr. Hernandez as a special award made in 2017 as described above and vesting in 2020.

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

Compensation Committee Interlocks and Insider Participation

The Compensation Committee of the Company's board of directors is composed of three non-executive directors, namely Mr. Agadi, Ms. Kennedy and Baroness Rebuck. As discussed above in Item 10—Directors, Executive Officers and Corporate Governance—Corporate Governance, all of these directors have been determined to be independent. No Compensation Committee member has served as an officer or employee of the Company in an executive capacity. No executive officer of the Company serves on the board of directors or compensation committee of another company that has an executive officer serving on the Company's board of directors or its Compensation Committee.

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

Voting and dispositive power with respect to the class B shares owned by Holdings is exercised by its board of directors, who are Messrs. Agadi and Hochberg and two other persons who are not directors or officers of the Company. Each of these persons may be deemed to share beneficial ownership of the class B shares owned by Holdings for which he or she serves as a director, as well as the class A shares into which those class B shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Shares		Percent of Class A Shares(1)	Percent of Class B Shares

Belmond Holdings 1 Ltd. 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		15.0%	100.0%

Reuben Brothers Limited and Alexander Bushaev (2) 3 Mangrove Bay Road Sandy's Parish, Bermuda	12,458,018	(7)	12.2%	—

BlackRock Inc. (3) 40 East 52nd Street New York, New York 10022	11,145,737	(7)	10.9%	—

Dimensional Fund Advisors LP (4) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	8,620,497	(7)	8.4%	—

Capital Research Global Investors (5) 333 South Hope Street Los Angeles, California, 90071	8,122,000	(7)	7.9%	—

The Vanguard Group (6) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	7,558,455	(7)	7.4%	—
_________________

(1)
The percentage of class A shares shown is based on 102,394,570 class A shares outstanding on February 15, 2018, plus the class A shares issuable upon conversion of the class B shares beneficially owned by that person, if any.

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

(3)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on January 23, 2018. The report states that (a) BlackRock is a parent holding company, (b) certain subsidiaries of BlackRock may hold class A shares, and (c) BlackRock has sole voting power with respect to 10,944,328 class A shares and sole dispositive power with respect to 11,145,737 class A shares.

(4)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 9, 2018. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole voting power with respect to 8,337,700 class A shares and sole dispositive power with respect to 8,620,497 class A shares.

(5)
The information with respect to Capital Research Global Investors ("Capital Research") relates only to class A shares and is derived from its Schedule 13G report filed with the SEC on February 14, 2018. The report states that (a) Capital Research is a registered investment adviser and (b) Capital Research has sole voting and dispositive power with respect to 8,122,000 class A shares.

(6)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A shares and is derived from its Schedule 13G/A report filed with the SEC on February 8, 2018. The report states that (a) Vanguard is a registered investment adviser and is reporting on behalf of itself and two wholly-owned subsidiaries, and (b) Vanguard has sole voting power with respect to 98,217 class A shares, sole dispositive power with respect to 7,558,455 class A shares, and shared dispositive power with respect to 104,589 class A shares.

(7)	Class A shares only.

Directors and Executive Officers

The following table sets forth certain information concerning the beneficial ownership of class A common shares of the Company for (i) each current director of the Company, (ii) each current executive officer of the Company, and (iii) all current directors and current executive officers of the Company as a group.

The group total in the following table includes class A shares beneficially owned by the current directors and current executive officers as well as (a) 645,347 class A shares covered by stock options held by them and exercisable within 60 days from February 27, 2018 under the Company’s 2004 Stock Option Plan and 2009 Share Award and Incentive Plan, (b) awards of deferred shares vesting within 60 days under the 2009 Plan covering 271,765 class A shares without performance criteria, and (c) awards of restricted shares under the 2009 Plan covering 509,668 class A shares held by current directors and awards of restricted shares under the 2009 Plan covering 329,000 class A shares held by current executive officers, and (d) 35,600 class A shares obtained through the exercise of stock options and held by current executive officers. It does not include awards of deferred shares with performance criteria vesting within 60 days covering up to 81,303 class A shares held by current executive officers. The group total represents approximately 2% of outstanding class A shares.

As noted above, Messrs. Agadi and Hochberg may be deemed to share beneficial ownership of the class B shares held by Belmond Holdings 1 Ltd. because they are also directors of that subsidiary, but those shares are not included in the following table.

Name	No. of Class A Shares(1)(2)

Harsha V. Agadi	123,069
Philippe Cassis	71,479
Ingrid Eras-Magdalena	69,173
Roland A. Hernandez	290,822
Mitchell C. Hochberg	226,100
Ruth A. Kennedy	72,819
Richard M. Levine	392,976
Ian Livingston	36,792
Martin O'Grady	365,170
Demetra Pinsent	11,278
Gail Rebuck	49,739
Daniel Ruff	15,500
H. Roeland Vos	302,310
All current directors and current executive officers as a group (13 persons) including stock options and deferred shares vesting within 60 days and restricted shares	2,027,227

(1) Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares.
(2) Includes restricted shares and deferred shares and shares subject to options as to which the individual has the right to acquire beneficial ownership within 60 days as follows:
(i) Mr. Agadi, 15,291 restricted shares vested in June 2017 and 11,278 restricted shares vesting in June 2018;
(ii) Mr. Cassis, 15,000 restricted shares vesting over four years from March 2017 and 25,079 shares subject to vested options at exercise prices ranging from $8.98 to $12.75 or a weighted average of $9.65 per share;
(iii) Ms. Eras-Magdalena, 3,211 deferred shares without performance criteria vested in March 2017, 3,210 deferred shares without performance criteria vesting in March 2018, 8,400 restricted shares vesting over four years from March 2017, and 34,533 shares subject to vested options at exercise prices ranging from $8.98 to $12.75 or a weighted average of $11.19 per share;
(iv) Mr . Hernandez, 50,969 restricted shares vested in June 2017 and 82,781 and 48,872 restricted shares vesting March and June 2020, respectively;
(v) Mr. Hochberg, 15,291 restricted shares vested in June 2017 and 11,278 restricted shares vesting in June 2018;
(vi) Ms. Kennedy, 11,278 restricted shares vesting in June 2018 and 37,491 restricted shares vesting upon Ms. Kennedy's retirement from the board;
(vii) Mr. Levine, 14,575 and 35,350 deferred shares without performance criteria vested in March and July 2017, respectively, 20,000 restricted shares vesting over four years from March 2017, and 226,950 shares subject to vested options at exercise prices ranging from $8.42 to $14.51 or a weighted average of $11.90 per share;
(viii) Lord Livingston, 15,291 restricted shares vested in June 2017 and 11,278 restricted shares vesting in June 2018;
(ix) Mr. O'Grady, 13,500 and 35,150 deferred shares without performance criteria vested in March and July 2017, respectively, 14,800 restricted shares vesting over four years from March 2017, and 273,575 shares subject to vested options at exercise prices ranging from $8.06 to $51.90 or a weighted average of $11.42 per share;
(x) Lady Pinsent, 11,278 restricted shares vesting in June 2018;
(xi) Baroness Rebuck, 38,569 restricted shares vesting upon Baroness Rebuck's retirement from the board;
(xii) Mr. Ruff, 15,500 restricted shares vesting between January 2021 and January 2022; and
(xiii) Mr. Vos, 10,200 restricted shares vested in July 2017, 12,000 and 75,000 restricted shares vesting in June 2018 and between 2016 and 2018, respectively, 41,500 and 28,400 restricted shares vesting over four years from March 2016 and from March 2017, respectively, and 85,210 shares subject to vested options at exercise prices ranging from $8.98 to $13.75 or a weighted average of $12.05 per share.

The foregoing table excludes stock options to purchase an aggregate of 465,761 class A shares not exercisable within 60 days held by executive officers under the Company’s 2009 Share Award and Incentive Plan, and does not include currently unvested awards of deferred shares covering an aggregate of up to 82,985 class A shares not vesting within 60 days held by directors and executive officers under the 2009 Plan.

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

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Holdings	—	18,044,478	63.8%
Reuben Brothers Limited et al.	12,458,018	—	4.4%
Blackrock Inc.	11,145,737	—	3.9%
Dimensional Fund Advisors	8,620,497	—	3.0%
Capital Research Global Investors	8,122,000	—	2.9%
The Vanguard Group	7,558,455	—	2.7%
All current directors and current executive officers as a group (13 persons) including stock options, deferred shares vesting within 60 days, and restricted shares as noted above	2,027,227	18,044,478	64.5%

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

Holdings and the Company's directors and executive officers hold in total approximately 17% in number of the currently outstanding class A and class B shares having approximately 64.5% of the combined voting power of the outstanding common shares of the Company for most matters submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 83% in number of the outstanding common shares having approximately 35.5% of combined voting power in the Company.

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

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire Belmond without the consent of the Company's board of directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Also, the rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company, may have anti-takeover effects. See Note 18(b) to the Financial Statements (Item 8 above). Although Belmond management believes these provisions provide the

Company and its shareholders with the opportunity to receive appropriate value in a strategic transaction by requiring potential acquirers to negotiate with the Company's board of directors, these provisions apply even if the potential transaction may be considered beneficial by many shareholders.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2017 about the Company's outstanding equity compensation awards and shares of class A common stock reserved for future issuance under the Company's equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,976,445 (2)	$11.63(3)	4,458,496 (4)

(1) The Company does not have equity compensation plans that are not approved by security holders.
(2) This number includes 15,300 class A common shares subject to outstanding stock option awards under the Company's 2004 Stock Option Plan, 2,689,407 class A common shares subject to outstanding stock option awards under the 2009 Share Award and Incentive Plan, 726,735 class A common shares subject to deferred share awards (with and without performance criteria) under the 2009 Plan, and 545,003 restricted class A common shares which are deemed beneficially owned by the participant but which have not vested and therefore remain subject to restrictions on transfer.
(3) Because there is no exercise price associated with the class A common deferred and restricted shares, these share awards are not included in the weighted-average price calculation presented in column (b).
(4) This number includes 121,500 class A common shares originally reserved for issuance under the Company's 2000 Stock Option Plan, 800,262 class A common shares originally reserved for issuance under the 2004 Stock Option Plan, and 183,765 class A common shares originally reserved for issuance under the 2007 Performance Share Plan.

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

During 2017, Belmond provided conference and banqueting services in the amount of $219,000 (2016: $488,000) to Crawford & Co. and GHS Holdings, LLC, companies in which Mr. Harsha Agadi, who is a member of the board of directors of Belmond, is the Chief Executive Officer and President.

For a discussion of related party transactions as defined in U.S. GAAP, see Note 25 to the Financial Statements (Item 8 above).

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

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, Belmond’s independent registered public accounting firm, for audit and permitted non-audit services in 2017 and 2016:

	2017	2016
Year ended December 31,	$	$

Audit fees	2,657,000	2,549,000
Audit-related fees	132,000	144,000
Tax fees	360,000	368,000
All other fees	19,000	136,000
Total	3,168,000	3,197,000

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

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members or the Chief Financial Officer for certain specified services not to exceed a threshold amount, with any pre-approval decisions to be reported to the Committee at its next scheduled meeting. For 2017 and 2016, all of the audit and permitted non-audit services described above were approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

BELMOND LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2017
Allowance for doubtful accounts	420,000	181,000	33,000	(2)	(90,000)	(1)	544,000
Valuation allowance on deferred tax assets	70,241,000	2,215,000	(23,119,000)	(3)	—		49,337,000

Year ended December 31, 2016
Allowance for doubtful accounts	291,000	109,000	19,000	(2)	1,000	(1)	420,000
Valuation allowance on deferred tax assets	69,928,000	4,876,000	(4,563,000)	(3)	—		70,241,000

Year ended December 31, 2015
Allowance for doubtful accounts	425,000	92,000	(61,000)	(2)	(165,000)	(1)	291,000
Valuation allowance on deferred tax assets	91,462,000	16,320,000	(37,854,000)	(3)	—		69,928,000

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

Dated:  March 1, 2018

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  March 1, 2018

Name	Title

/s/ Harsha V. Agadi	Director
Harsha V. Agadi

/s/ Roland A. Hernandez	Chairman and Director
Roland A. Hernandez

/s/ Mitchell C. Hochberg	Director
Mitchell C. Hochberg

/s/ Ruth A. Kennedy	Director
Ruth A. Kennedy

/s/ Ian Livingston	Director
Ian Livingston

/s/ Demetra Pinsent	Director
Demetra Pinsent

/s/ Gail Rebuck	Director
Gail Rebuck

/s/ H. Roeland Vos	President, Chief Executive Officer and Director
H. Roeland Vos

/s/ Martin O’Grady	Executive Vice President, Chief Financial Officer (Chief Accounting Officer)
Martin O’Grady

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

3.1	Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K filed June 21, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K filed December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K filed May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K filed March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.3	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2017
Amended and Restated Credit Agreement dated July 3, 2017, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Fifth Third Bank and JP Morgan Chase Bank, N.A.

10.1	Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K")	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.2	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.3	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.4	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.5	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.8	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.9	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended
10.10	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers
12		Statement of computation of ratios
21		Subsidiaries of Belmond Ltd.
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