Form 10-Q
period 2018-03-31
Belmond Ltd.
filed 2018-05-09
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2018

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

 As of May 4, 2018, 102,746,499 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	March 31, 2018	December 31, 2017
	$’000	$’000
Assets
Cash and cash equivalents	134,600	180,153
Restricted cash	6,529	3,121
Accounts receivable, net of allowances of $777 and $544	51,083	34,373
Due from unconsolidated companies	14,566	12,762
Prepaid expenses and other	13,404	13,327
Inventories	22,419	23,092
Total current assets	242,601	266,828

Property, plant and equipment, net of accumulated depreciation of $441,931 and $417,738	1,238,879	1,168,044
Investments in unconsolidated companies	62,019	64,644
Goodwill	121,967	120,220
Other intangible assets	22,418	19,778
Other assets	16,952	14,123
Total assets (1)	1,704,836	1,653,637

Liabilities and Equity
Accounts payable	15,847	15,815
Accrued liabilities	80,340	79,455
Deferred revenue	56,089	32,786
Current portion of long-term debt and obligations under capital leases	6,526	6,407
Total current liabilities	158,802	134,463

Long-term debt and obligations under capital leases	745,750	700,752
Liability for pension benefit	473	650
Other liabilities	2,866	3,023
Deferred income taxes	98,118	115,381
Liability for uncertain tax positions	576	532
Total liabilities (1)	1,006,585	954,801

Commitments and contingencies (Note 19)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,745,344 (2017 — 102,365,933)	1,027	1,024
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2017 — 18,044,478)	181	181

Additional paid-in capital	986,449	985,566
Retained (losses)/earnings	(1,031)	13,278
Accumulated other comprehensive loss	(288,516)	(301,322)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2017 — 18,044,478)	(181)	(181)
Total shareholders’ equity	697,929	698,546
Non-controlling interests	322	290
Total equity	698,251	698,836

Total liabilities and equity	1,704,836	1,653,637

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at March 31, 2018 and December 31, 2017 is Charleston Center LLC. The assets and liabilities relating to this VIE at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018	December 31, 2017
	$’000	$’000

Assets
Cash and cash equivalents	819	1,530
Accounts receivable, net of allowances of $Nil and $Nil	3,737	3,623
Prepaid expenses and other	1,034	935
Inventories	1,371	1,360
Total current assets	6,961	7,448

Property, plant and equipment, net of accumulated depreciation of $44,092 and $42,676	196,404	197,369
Other assets	1,564	1,450
Total assets	204,929	206,267

Liabilities
Accounts payable	1,875	4,518
Accrued liabilities	3,420	3,291
Deferred revenue	3,043	2,835
Current portion of long-term debt and obligations under capital leases	241	255
Total current liabilities	8,579	10,899

Long-term debt and obligations under capital leases	112,106	112,069
Other liabilities	—	—
Total liabilities	120,685	122,968

See further description in note 6, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Revenue (1)	89,701	95,361

Expenses:
Cost of services	43,043	45,919
Selling, general and administrative	56,345	51,754
Depreciation and amortization	15,862	13,728

Total operating costs and expenses	115,250	111,401

Gain on disposal of property, plant and equipment	150	150

Losses from operations	(25,399)	(15,890)

Other income	1,135	—
Interest income	349	146
Interest expense	(8,083)	(7,676)
Foreign currency, net	39	(234)

Losses before income taxes and earnings from unconsolidated companies, net of tax	(31,959)	(23,654)

Benefit from income taxes	15,664	5,266

Losses before earnings from unconsolidated companies, net of tax	(16,295)	(18,388)

Earnings from unconsolidated companies, net of tax provision of $635 and $246	1,376	376

Losses from continuing operations	(14,919)	(18,012)

Net (losses)/earnings from discontinued operations, net of tax provision of $Nil and $Nil	(2)	35

Net losses	(14,921)	(17,977)

Net earnings attributable to non-controlling interests	(29)	(134)

Net losses attributable to Belmond Ltd.	(14,950)	(18,111)

(1) Includes revenue from related parties of $2,795,000 and $2,357,000 respectively.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended
	March 31, 2018	March 31, 2017
	$	$

Basic earnings per share
Net losses from continuing operations	(0.15)	(0.18)
Net (losses)/earnings from discontinued operations	—	—
Basic net losses per share attributable to Belmond Ltd.	(0.15)	(0.18)

Diluted earnings per share
Net losses from continuing operations	(0.15)	(0.18)
Net (losses)/earnings from discontinued operations	—	—
Diluted net losses per share attributable to Belmond Ltd.	(0.15)	(0.18)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Net losses	(14,921)	(17,977)

Other comprehensive income, net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil and $Nil	8,879	13,081
Change in fair value of derivatives, net of tax provision/(benefit) of $Nil and $175	3,732	664
Change in pension liability, net of tax provision of $Nil and $32	198	156
Total other comprehensive income, net of tax	12,809	13,901

Total comprehensive losses	(2,112)	(4,076)

Comprehensive income attributable to non-controlling interests	(32)	(97)

Comprehensive losses attributable to Belmond Ltd.	(2,144)	(4,173)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
	$'000	$'000

Cash flows from operating activities:
Net losses	(14,921)	(17,977)
Less: Net (losses)/earnings from discontinued operations, net of tax	(2)	35

Net losses from continuing operations	(14,919)	(18,012)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	15,862	13,728
Gain on disposal of property, plant and equipment	(150)	(150)
Earnings from unconsolidated companies, net of tax	(1,376)	(376)
Amortization of debt issuance costs and discount on secured term loan	754	720
Share-based compensation	883	1,535
Change in provisions for uncertain tax positions	29	17
Benefit from deferred income tax	(17,607)	(9,611)
Other non-cash movements	(180)	602
Effect of exchange rates on net losses	1,546	(248)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(11,503)	(2,510)
Due from unconsolidated companies	1,319	(369)
Prepaid expenses and other	(628)	(2,182)
Inventories	1,241	365
Accounts payable	(2,159)	(4,612)
Accrued liabilities	(2,274)	750
Deferred revenue	21,295	14,936
Other, net	(385)	262
Other cash movements:
Dividends from equity method investees	960	960

Net cash used in operating activities from continuing operations	(7,292)	(4,195)
Net cash used in operating activities from discontinued operations	(2)	—

Net cash used in operating activities	(7,294)	(4,195)
Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(30,583)	(11,995)
Acquisitions, net of cash acquired	(45,404)	—

Net cash used in investing activities from continuing operations	(75,987)	(11,995)

Net cash used in investing activities	(75,987)	(11,995)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Three months ended
	March 31, 2018	March 31, 2017
	$'000	$'000

Cash flows from financing activities:
Exercised share options and vested share awards	3	4
Dividend to non-controlling interest	(13)	—
Proceeds from borrowings	39,951	—
Principal payments under long-term debt	(1,619)	(1,670)

Net cash provided by/(used in) financing activities from continuing operations	38,322	(1,666)

Net cash provided by/(used in) financing activities	38,322	(1,666)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,708	528

Net decrease in cash, cash equivalents and restricted cash	(42,251)	(17,328)

Cash, cash equivalents and restricted cash at beginning of period	184,075	156,010

Cash, cash equivalents and restricted cash at end of period	141,824	138,682

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings/(losses) $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2017	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	1,535	—	—	—	—	1,535
Exercised share options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net (losses)/earnings attributable to common shares	—	—	—	—	(18,111)	—	—	134	(17,977)
Other comprehensive income	—	—	—	—	—	13,938	—	(37)	13,901

Balance, March 31, 2017	—	1,021	181	980,993	40,843	(338,401)	(181)	479	684,935

Balance, January 1, 2018	—	1,024	181	985,566	13,278	(301,322)	(181)	290	698,836
Change in accounting principle (see Note 1)	—	—	—	—	641	—	—	—	641
Restated balance at January 1, 2018	—	1,024	181	985,566	13,919	(301,322)	(181)	290	699,477
Share-based compensation	—	—	—	883	—	—	—	—	883
Exercised stock options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net (losses)/earnings attributable to common shares	—	—	—	—	(14,950)	—	—	29	(14,921)
Other comprehensive income	—	—	—	—	—	12,806	—	3	12,809

Balance, March 31, 2018	—	1,027	181	986,449	(1,031)	(288,516)	(181)	322	698,251

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At March 31, 2018, Belmond owned, partially-owned or managed 36 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, one river cruise business in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel, scheduled for a 2018 opening, Belmond Cadogan Hotel, in London, England.

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

The interim results presented are not necessarily indicative of results that may be expected for any subsequent interim period or the fiscal year ending December 31, 2018.

These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. See Note 2 to the consolidated financial statements in the 2017 Annual Report on Form 10-K for additional information regarding significant accounting policies.

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

Accounting pronouncements adopted during the year
On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of Topic 606 did not have a material impact and as such no amounts for the cumulative effect from adopting the standard were required to be recorded in opening equity as of January 1, 2018. See Note 2. Belmond’s unconsolidated companies intend to adopt the standard in the annual period beginning January 1, 2019, as permitted by the SEC.

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. Belmond adopted the new guidance on January 1, 2018, using a modified retrospective basis, recognizing a credit of $641,000 to retained earnings as of the beginning of the year of adoption.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows, including disclosing the nature of restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. Belmond adopted the new guidance on January 1, 2018, using a retrospective transition method to each period presented. As a result of adopting this guidance Belmond has included in its cash and cash equivalents balances in the statement of cash flows those amounts that are deemed to be restricted cash. In addition, as cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, Belmond has, for each period that a statement of financial position is presented, provided a reconciliation of the totals in the statement of cash flows to the related captions in the statement of financial position together with disclosure on the nature of restricted cash balances (see Note 17).

In May 2017, the FASB issued new guidance on service concession arrangements. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. Belmond adopted the new guidance on January 1, 2018. Belmond’s unconsolidated companies intend to adopt the standard in the annual period beginning January 1, 2019 in line with the adoption of the new revenue standard. Belmond is currently assessing the impact the adoption of this guidance will have on its unconsolidated companies.

Accounting pronouncements to be adopted

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. In January 2018, the FASB issued an update that clarified the application of the new leasing standard to land easements. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements, but we expect that this standard may have a material effect on our consolidated balance sheet.

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

In February 2018, the FASB issued new guidance on reclassifying certain tax effects from accumulated other income (AOCI). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

2.     Revenue recognition

On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of Topic 606 did not have a material impact and as such no amounts for the cumulative effect from adopting the standard were required to be recorded in opening equity as of January 1, 2018.

Significant accounting policy

Revenue is measured based on consideration specified in a contract with a customer, and excludes any sales incentives and amounts collected on behalf of third parties. The Company recognizes revenue when it satisfies a performance obligation by transferring control over a good or service to a customer. Estimates of variable consideration are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved. Revenue as presented in the statements of condensed consolidated operations consists entirely of amounts derived from contracts with customers.

Nature of goods and services

The following is a description of principal activities from which the Company generates revenue. Revenues are recognized when control of the promised goods or services are transferred to customers, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company generates all of its revenue from contracts with customers.

Hotels

Hotels revenue is recognized when the rooms are occupied and the services are performed. Revenue derived from other services, which primarily consist of food and beverage provided in the hotels, are recognized when the goods are consumed. The amount of revenue recognized is based on amounts stipulated in the contract. Payment is typically received upon check-out.

For hotels revenue, the Company recognizes revenue over time. The amount of revenue recognized is based on the relative standalone selling price of each room night. A time-elapsed output method is used to measure progress and provides a faithful depiction of the transfer of services to the customer as the value transferred to the customer is substantially the same every night of the stay.

For food and beverage revenue, the Company recognizes revenue at the time the goods and services have been provided as this is the point at which control is transferred to the customer.

Trains and cruises

Trains and cruises revenue is recognized ratably over a trip. Revenue derived from food and beverage provided on the trains and cruises is recognized when the goods are consumed. The amount of revenue recognized is based on amounts stipulated in the contract. Payment is typically received upfront.

For trains and cruises revenue, the Company recognizes revenue over time. A time-elapsed output method is used to measure progress and provides a faithful depiction of the transfer of services to the customer as the value transferred to the customer is substantially the same every night of the trip.

For food and beverage revenue, the Company recognizes revenue at the time the goods and services have been provided as this is the point at which control is transferred to the customer.

Management fees

Revenue under management contracts is recognized based upon on an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily operating earnings, as specified in each contract. Management fees are typically billed and paid monthly.

For management fee revenue, the Company recognizes revenue over time. A time-elapsed output method is used to measure progress and provides a faithful depiction of the transfer of services to the customer as the value transferred to the customer is substantially the same every day. Fees are variable with the uncertainty of base fees being resolved monthly and the uncertainty of incentive fees being resolved annually. These fees are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

Disaggregation of revenue

The following table provides information about disaggregated revenue by type of service being provided, primary geographical market, and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Europe	North America	Rest of world	Owned trains & cruises	Part-owned hotels	Part-owned trains	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Timing of revenue recognition
Goods and services transferred at a point in time	7,389	10,851	12,721	366	—	—	31,327
Services transferred over time	8,577	18,364	24,615	4,282	427	2,109	58,374

	15,966	29,215	37,336	4,648	427	2,109	89,701

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	March 31, 2018
	$’000	$’000

Receivables	34,373	51,083
Contract assets	—	—
Contract liabilities (deferred revenue)	32,786	56,089

The amount of revenue recognized in the period that was included in the opening contract liabilities was $10,548,000. This revenue consists primarily of the provision of hotel and trains and cruises services.

Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.
For trains and cruises services, the timing of payment is typically upfront, therefore a contract liability is created when payment is made in advance of performance.

Practical expedients

The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient to its management fee contracts. These contracts are typically long-term and the performance obligation consists of providing hotel management services to the owner. Revenue is recognized based upon on an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily operating earnings, as specified in each contract. As such, fees are variable with the uncertainty of base fees being resolved monthly and the uncertainty of incentive fees being resolved annually. These fees are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

The Company has elected the practical expedient to not disclose revenue related to remaining performance obligations that are part of a contract with an original expected duration of one year or less.

The Company has elected the practical expedient to not take into account the effects of significant financing components in the transaction price when the duration of financing is one year or less.

3.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended
	March 31, 2018	March 31, 2017

Numerator ($'000)
Net earnings/(losses) from continuing operations	(14,919)	(18,012)
Net earnings/(losses) from discontinued operations	(2)	35
Net losses/(earnings) attributable to non-controlling interests	(29)	(134)

Net earnings/(losses) attributable to Belmond Ltd.	(14,950)	(18,111)

Denominator (shares '000)
Basic weighted average shares outstanding	102,422	101,863
Effect of dilution	—	—

Diluted weighted average shares outstanding	102,422	101,863

	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.146)	(0.177)
Net earnings/(losses) from discontinued operations	—	—
Net losses/(earnings) attributable to non-controlling interests	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.146)	(0.178)

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.146)	(0.177)
Net earnings/(losses) from discontinued operations	—	—
Net losses/(earnings) attributable to non-controlling interests	—	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.146)	(0.178)

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended
	March 31, 2018	March 31, 2017

Share options	2,607,532	2,415,014
Share-based awards	1,601,408	1,422,565

Total	4,208,940	3,837,579

The number of share options and share-based awards unexercised at March 31, 2018 was 4,208,940 (March 31, 2017 - 3,837,579).

4.    Significant acquisitions

2018 Acquisitions

Castello di Casole

On February 7, 2018, Belmond acquired 100% of two entities that together own Castello di Casole, a 39-key luxury resort and estate in Tuscany, Italy, for a total transaction value of €39,507,000 (equivalent to $48,421,000 at February 7, 2018), including a cash purchase price of €38,287,000 ($46,934,000), contingent consideration with a fair value of €1,003,000 ($1,226,000) and acquisition-related costs of €217,000 ($261,000). Belmond will rebrand the resort as Belmond Castello di Casole on May 11, 2018, when the incumbent operator’s management agreement terminates. The property is the latest addition to Belmond’s family of ‘Italian Icons’, which includes Belmond Hotel Cipriani in Venice and Belmond Hotel Splendido in Portofino. Located within easy access of both Florence and Siena, the resort and estate span 1,500 hectares and comprise the 39-key Castello di Casole hotel, together with vineyards, olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 16 remain for sale, with two subject to non-binding reservation letters of intent to purchase.

The following table summarizes the consideration paid for the hotel and the preliminary allocation of the purchase price to the estimated fair value of assets acquired and liabilities assumed at the acquisition date. The acquisition has been accounted for in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, using the acquisition method of accounting whereby the total purchase price has been allocated to the acquired assets and liabilities as at February 7, 2018. As the acquisition occurred shortly before the balance sheet date, the estimated fair values are provisional and are subject to adjustment as the fair value analysis is finalized, which will be completed as soon as practicable, but no later than one year from the acquisition date.

Fair value on February 7, 2018
$'000
Consideration:

Agreed cash consideration	46,934
Contingent consideration	1,226
Total purchase price	48,160

Assets acquired and liabilities assumed:

Cash and cash equivalents	1,530
Other receivables	2,319
Current assets	1,355
Property, plant and equipment	45,109
Other intangible assets	2,676
Current liabilities	(1,595)
Accrued liabilities	(2,137)
Deferred revenue	(1,261)
Goodwill	164
Net assets acquired	48,160

The agreed cash consideration of €38,287,000 (equivalent to $46,934,000 at February 7, 2018) was funded from existing cash reserves.

The contingent consideration arrangement requires the Company to pay 50% of the net proceeds from the sale of two residential plots (which are recorded as part of property, plant and equipment in the table above) to the vendor if the sales occur prior to September 30, 2018. The fair value of the contingent consideration at the acquisition date was €1,003,000 ($1,226,000), determined using an income approach based on an analysis of the likelihood of the conditions for payment being met.

Acquisition-related costs of $261,000 (€217,000) are included within selling, general and administrative expenses in the statements of condensed consolidated operations for the three months ended March 31, 2018.

Other intangible assets of $2,676,000 was assigned to trade names that are not subject to amortization. No other intangible assets were identified and recognized.

Goodwill arising on acquisition of $164,000 was assigned to the Owned hotels in our Europe segment and consists largely of profit growth opportunities the hotel is expected to generate. None of the goodwill recognized is expected to be deductible for income tax purposes.

The results of operations of the hotel have been included in the consolidated financial results since the date of acquisition. The following table presents information for Castello di Casole included in the Company’s statements of condensed consolidated operations from the acquisition date to the period ending March 31, 2018:

2018
$'000

Revenue	588
Losses from continuing operations	(1,218)

Belmond is unable to provide pro forma results of operations for the three months ended March 31, 2018 and 2017 as if the acquisition had occurred on January 1, 2017 due to the lack of reliable historical financial information.

5.    Assets held for sale and discontinued operations

(a)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following the owner's unannounced dispossession of Belmond from the hotel in November 2013, Belmond was unable to continue to operate the hotel. Belmond believed that the owner's actions were unlawful and constituted a wrongful dispossession and has pursued its legal remedies under the lease. See Note 19. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs and earnings from the release of a provision, from which Belmond believes it is now effectively discharged, are presented within discontinued operations for the three months ended March 31, 2018 and 2017, respectively.

Summarized operating results of the properties classified as discontinued operations for the three months ended March 31, 2018 and 2017 are as follows:

	Three months ended March 31, 2018
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(2)	(2)

Losses before tax	—	(2)	(2)

Net losses from discontinued operations	—	(2)	(2)

	Three months ended March 31, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	—	35	35

Earnings before tax	—	35	35

Net earnings from discontinued operations	—	35	35

(b)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at March 31, 2018 and December 31, 2017.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $204,929,000 at March 31, 2018 (December 31, 2017 - $206,267,000) and exclude goodwill of $40,395,000 (December 31, 2017 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $120,685,000 at March 31, 2018 (December 31, 2017 - $122,968,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
	$’000	$’000	$’000	$’000

Investment	2,774	2,642	2,774	2,642
Due from unconsolidated company	4,736	6,302	4,736	6,302

Total	7,510	8,944	7,510	8,944

7.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at March 31, 2018, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	March 31, 2018	December 31, 2017
	$’000	$’000

Current assets	85,543	88,119

Property, plant and equipment, net of accumulated depreciation	229,597	228,970
Other non-current assets	52,985	55,605
Non-current assets	282,582	284,575

Total assets	368,125	372,694

Current liabilities, including $25,055 and $24,793 current portion of third-party debt	108,114	101,668

Long-term debt	139,624	143,187
Other non-current liabilities	4,869	7,892
Non-current liabilities	144,493	151,079

Total shareholders’ equity	115,518	119,947

Total liabilities and shareholders’ equity	368,125	372,694

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Revenue	44,636	39,465

Gross profit[1]	28,465	25,519

Net earnings[2]	3,025	827
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at March 31, 2018, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $15,401,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9,899,000, through May 2018.

8.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	March 31, 2018	December 31, 2017
	$’000	$’000

Land and buildings	1,198,442	1,126,496
Machinery and equipment	189,363	181,670
Fixtures, fittings and office equipment	277,644	263,716
River cruise ship and canal boats	15,361	13,900

	1,680,810	1,585,782
Less: Accumulated depreciation	(441,931)	(417,738)

Total property, plant and equipment, net of accumulated depreciation	1,238,879	1,168,044

The depreciation charge on property, plant and equipment for the three months ended March 31, 2018 was $15,764,000 (March 31, 2017 - $13,595,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $196,404,000 at March 31, 2018 (December 31, 2017 - $197,369,000). See Note 6.

There was $753,000 capitalized interest in the three months ended March 31, 2018 (March 31, 2017 - $Nil).

There were no impairments of property, plant and equipment in the three months ended March 31, 2018 and 2017.

In the three months ended March 31, 2018, Belmond considered whether the decline in performance at Belmond Governor's Residence as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country indicated that the carrying amount of the business’ fixed assets may not be recoverable. While Belmond concluded that there was no impairment trigger in the current quarter, it is carefully monitoring the situation. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply.

As part of Belmond's strategic plan to expand its global footprint, the Company intends to partially finance larger acquisitions through the sale of selected assets while generally seeking to retain long-term management of any disposed asset. The Company is currently considering selling Belmond El Encanto and while there can be no assurance that the Company will sell this property, if it does proceed with a sale or such a sale becomes probable within one year, Belmond will record the carrying value of the property at the lower of its carrying amount or its then estimated fair value. In the event that the estimated fair value is lower than its carrying amount an impairment charge will be recorded equal to the difference between the two figures. If the property is sold for a value that is different from its carrying amount, a gain or loss on disposal will then arise on sale. As at March 31, 2018, Belmond El Encanto had a property, plant and equipment balance of $117,446,000.

9.    Goodwill

The changes in the carrying amount of goodwill for the three months ended March 31, 2018 are as follows:

	At January 1, 2018						At March 31, 2018
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	70,660	(14,202)	56,458	164	—	1,407	72,231	(14,202)	58,029
North America	71,601	(21,610)	49,991	—	—	—	71,601	(21,610)	49,991
Rest of world	20,530	(13,149)	7,381	—	—	(16)	20,514	(13,149)	7,365
Owned trains and cruises	7,052	(662)	6,390	—	—	192	7,244	(662)	6,582

Total	169,843	(49,623)	120,220	164	—	1,583	171,590	(49,623)	121,967

In the three months ended March 31, 2018, goodwill of $164,000 was recognized on the acquisition of Castello di Casole. See Note 4.

In the three months ended March 31, 2018, Belmond considered whether the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, indicated that it was more likely than not that the fair value of Belmond Governor’s Residence was less than its carrying value. While Belmond concluded that there was no impairment trigger in the three months ended March 31, 2018, it is carefully monitoring the situation. Belmond Governor’s Residence had a goodwill balance of $2,195,000 at March 31, 2018. The impairment test remains sensitive to changes in assumptions. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply. Any failure to meet these assumptions may result in a future impairment of goodwill.

10.    Other intangible assets

Other intangible assets consist of the following as of March 31, 2018:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2018	8,560	1,579	14,001	24,140
Additions	—	—	2,676	2,676
Foreign currency translation adjustment	(14)	58	61	105

Balance at March 31, 2018	8,546	1,637	16,738	26,921

Accumulated amortization:
Balance at January 1, 2018	3,092	1,270		4,362
Charge for the period	68	30		98
Foreign currency translation adjustment	(4)	47		43

Balance at March 31, 2018	3,156	1,347		4,503

Net book value:
At March 31, 2018	5,390	290	16,738	22,418

At December 31, 2017	5,468	309	14,001	19,778

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the three months ended March 31, 2018, trade name additions of $2,676,000 were recognized on the acquisition of Castello di Casole. See Note 4.

Amortization expense for the three months ended March 31, 2018 was $98,000 (March 31, 2017 - $133,000). Estimated total amortization expense for the remainder of the year ending December 31, 2018 is $294,000 and for each of the years ending December 31, 2019 to December 31, 2022 is approximately $392,000.

11.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	March 31, 2018	December 31, 2017
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 17 months to six years (2017 - 20 months to seven years), with a weighted average interest rate of 4.16% (2017 - 4.11%)	768,690	724,208
Obligations under capital lease	18	22

Total long-term debt and obligations under capital lease	768,708	724,230

Less: Current portion	6,526	6,407
Less: Discount on secured term loan	2,968	3,092
Less: Debt issuance costs	13,464	13,979

Non-current portion of long-term debt and obligations under capital lease	745,750	700,752

On July 3, 2017, Belmond entered into an amended and restated credit agreement (the “Amended and Restated Credit Agreement”), which had previously consisted of (a) a seven-year $551,955,000 term loan facility consisting of a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown), scheduled to mature on March 21, 2021; and (b) a $105,000,000 revolving credit facility scheduled to mature on March 21, 2019.

The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603,434,000 secured term loan (the “Term Loan Facility”) that matures on July 3, 2024 and (ii) a $100,000,000 revolving credit facility (the “Revolving Credit Facility”) that matures on July 3, 2022 (together, the “Secured Credit Facilities”).

The Term Loan Facility has two tranches, a U.S. dollar tranche ($397,000,000 currently outstanding) and a euro-denominated tranche (€177,659,000 currently outstanding, equivalent to $218,945,000 as at March 31, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

In April 2017, Belmond made a drawdown of $45,000,000 on its prior revolving credit facility in connection with the acquisition of Cap Juluca, which was repaid after closing the Amended and Restated Credit Agreement.

As at March 31, 2018, Belmond is financed with a $615,945,000 Term Loan Facility and a $100,000,000 Revolving Credit Facility. In March 2018, Belmond made drawdowns totaling $39,951,000 on its Revolving Credit Facility leaving an undrawn balance of $60,050,000.

Charleston Center LLC is financed by a secured loan of $112,000,000 that matures in 2019. The interest rate on the loan is LIBOR plus 2.35% per annum. The loan has no amortization and is non-recourse to Belmond.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at March 31, 2018:

$’000

Remainder of 2018	4,898
2019	118,491
2020	6,490
2021	6,206
2022	46,157
2023	6,206
2024 and thereafter	580,260

Total long-term debt and obligations under capital lease	768,708

The Company had guaranteed $655,896,000 of the long-term debt of its subsidiary companies as at March 31, 2018 (December 31, 2017 - $611,351,000).

The tables above include the debt of Charleston Center LLC of $112,794,000 at March 31, 2018 (December 31, 2017 - $112,857,000). The debt is non-recourse to Belmond and includes $112,000,000 which was refinanced in June 2016.

Debt issuance costs related to the above outstanding long-term debt were $13,464,000 at March 31, 2018 (December 31, 2017 - $13,979,000), including $447,000 at March 31, 2018 (December 31, 2017 - $533,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $100,615,000 of revolving credit and working capital facilities at March 31, 2018 (December 31, 2017 - $100,598,000) of which $60,665,000 was available (December 31, 2017 - $100,598,000).

12.    Other liabilities

The major balances in other liabilities are as follows:

	March 31, 2018	December 31, 2017
	$’000	$’000

Long-term income tax liability	2,143	2,143
Deferred gain on sale of Inn at Perry Cabin by Belmond	600	750
Deferred lease incentive	123	130

Total other liabilities	2,866	3,023

13.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Service cost	—	—
Interest cost on projected benefit obligation	184	171
Expected return on assets	(283)	(240)
Net amortization and deferrals	198	188

Net periodic benefit cost	99	119

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

Belmond (UK) Ltd., the plan sponsor and a wholly owned subsidiary of the Company (“Belmond UK”), was previously obligated to pay £1,272,000 (equivalent to $1,781,000 at March 31, 2018) annually to the plan under the U.K. statutorily-mandated triennial negotiation with the plan’s trustees. With a new triennial arrangement that came into effect June 2017, Belmond UK’s funding obligation was reduced from £106,000 to £24,000 (equivalent to $148,000 and $34,000, respectively, as at March 31, 2018) per month. Under the prior contribution level, the plan’s funding deficit was projected to be fully funded by the end of 2017. With the current funding level, Belmond UK is obligated to continue funding until the audited financials of the plan for the year ended December 31, 2018 are available. If no unfunded balance remains, Belmond UK shall be able to suspend further payments, but otherwise it will be expected to continue paying its monthly contribution, subject to any subsequent triennial negotiation with the plan’s trustees. However, pursuant to the terms of the new triennial arrangement, once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance over the remainder of the period through December 31, 2021 should its position deteriorate. During the three months ended March 31, 2018, contributions of £73,000 ($101,000) were made to the pension plan and Belmond anticipates contributing an additional £219,000 ($308,000) to fund the plan in 2018 for a total of £292,000 (equivalent to $409,000 as at March 31, 2018). During the three months ended March 31, 2017, contributions of £318,000 ($394,000) were made to the pension plan.

In May 2014, Belmond guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $11,480,000 at March 31, 2018), which reduced commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond has reinstated this guarantee effective July 1, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

14.    Income taxes

In the three months ended March 31, 2018, the income tax benefit was $15,664,000 (March 31, 2017 - $5,266,000). The increase in tax benefit is mainly as a result of recognizing a deferred tax credit of $8,144,000 following the acquisition of Castello di Casole in the three months ended March 31, 2018. The deferred tax credit arises because the tax basis of property, plant and equipment is greater than the fair value attributed to those assets. See Note 4.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Tax Act made complex changes to the U.S. tax code that impacted U.S. subsidiaries of Belmond Ltd. at December 31, 2017, including the introduction of a Deemed Repatriation Tax (“Transition Tax”). The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $2,330,000 at December 31, 2017 and March 31, 2018.  However, analysis remains incomplete, and the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

15.    Interest expense

The balances in interest expense are as follows:

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	6,460	6,907

Interest on legal settlements	116	49

Amortization of debt issuance costs and discount on secured term loan	754	720

Interest capitalized	753	—

Total interest expense	8,083	7,676

16.    Supplemental cash flow information

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Cash paid during the period for:
Interest	7,927	6,600

Income taxes, net of refunds	1,915	4,328

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $736,000 for the three months ended March 31, 2018 (March 31, 2017 - increase of $1,219,000).

17.    Cash, cash equivalents and restricted cash

The major balances in cash, cash equivalents and restricted cash are as follows:

	March 31, 2018	December 31, 2017
	$’000	$’000

Cash and cash equivalents	134,600	180,153
Cash deposits required to be held with lending banks as collateral	695	801
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	6,197	2,488
Bonds and guarantees	332	633

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	141,824	184,075

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at March 31, 2018 was $695,000 (December 31, 2017 - $801,000).

18.    Share-based compensation plans

At March 31, 2018, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three months ended March 31, 2018 was $883,000 (March 31, 2017 - $1,535,000). The total compensation cost related to unexercised options and unvested share awards at March 31, 2018 to be recognized over the period April 1, 2018 to March 31, 2022 was $11,661,000 and the weighted average period over which it is expected to be recognized is 36 months. Measured from the grant date, all awards of restricted shares have a maximum vesting period of four years (and those with performance criteria have a maximum vesting period of three years), and all awards of share options have a vesting period of four years with a maximum term of ten years. There were no grants under the 2004 stock option plan during the three months ended March 31, 2018.

During the three months ended March 31, 2018, the following restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	59,050	March 24, 2018	March 24, 2019	$0.01
Restricted shares without performance criteria	59,050	March 24, 2018	March 24, 2020	$0.01
Restricted shares without performance criteria	59,050	March 24, 2018	March 24, 2021	$0.01
Restricted shares with performance criteria	342,300	March 24, 2018	March 24, 2021	$0.01
Restricted shares without performance criteria	59,050	March 24, 2018	March 24, 2022	$0.01

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at March 31, 2018, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($5,115,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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

On October 17, 2017, the Federal Court issued a decision on the merits denying in part the Company’s claim for modification of the lease concession. The Court ruled although the lease is an administration agreement rather than a simple commercial lease, the Company had not overcome its burden of proof to show that a modification was justified. The Court further ordered that the Company must pay the stated rent in the lease rather than the reduced rent set by the Federal Court in September 2016. The Court also revoked the injunction issued in September 2016 that had been subsequently affirmed on appeal prohibiting the Federal Government from pursuing a claim against the Company to recover the difference between the stated rent and the amounts the Company actually paid during the period from 2009 to 2014. The Company appealed this decision and requested injunctive relief enjoining the Government from enforcing the decision of the Federal Court pending a hearing on the appeal. On December 22, 2017, the Federal Superior Court denied the Company's request for an injunction and affirmed the lower court's partial decision on the merits.

On April 25, 2018, a Federal Superior Court panel of three judges reversed the prior Superior Court’s decision in Belmond’s favor on all counts, so that the injunction against the Federal Government remains in place and the rent reduction was reinstated on a prospective basis. As a result, the Federal Government cannot seek to enforce its claim for the allegedly unpaid lease obligations. Nonetheless, the Company has reserved against this claim, and this accrual as at March 31, 2018 totaled R$25,545,000 ($7,685,000). The Company intends to continue to vigorously contest this litigation, which has been remanded to the first instance court for a trial on the merits.

Belmond Miraflores Park

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. On June 29, 2017, the Supreme Court issued a decision accepting BMP’s appeal rather than, as BMP had expected, summarily affirming the appellate court decision. Consequently, BMP expects that the Supreme Court will likely issue its opinion on this matter in the third quarter of 2018. Management believes that the risk of closure of BMP is low because BMP will have substantially completed its remediation by the time the Supreme Court issues its decision and expects to be in substantial compliance with municipal nuisance ordinances at that time. If the municipality determines that BMP is not compliant with the applicable ordinances by the time the Supreme Court renders its decision, BMP is confident that there are other alternatives it can pursue with the individual apartment owners to amicably resolve this claim. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.
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

Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, including before the EU General Court in Luxembourg which issued a decision on June 29, 2017 dismissing the Arrigo Cipriani appeal and ordering that appellant pay the costs of the court and the Company, and most recently in a decision on March 1, 2018, the EU General Court denied the Cipriani family’s right to register a “Cipriani” Community trademark in the trademark class for drinks and beverages due to its likelihood to lead to confusion with Belmond’s registered “Cipriani” Community trademarks in the trademark class for hotels and restaurants. Belmond has also recently been successful in securing the cancellation in Portugal of a trademark application filed by an affiliated company of the Cipriani family for “Cipriani”. In addition, Belmond has been successful in obtaining cancellations of "Cipriani" trademark applications made by the Cipriani family's corporate entity in Russia, although the Cipriani family has recently commenced another action opposing Belmond’s “Cipriani” trademarks in Russia, which the Company intends to vigorously defend.

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

Capital Commitments

Outstanding contracts to purchase property, plant and equipment were approximately $68,579,000 at March 31, 2018 (December 31, 2017 - $19,464,000).

Future rental payments and rental expense under operating leases

Future rental payments as at March 31, 2018 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2018	9,624
2019	11,317
2020	11,105
2021	11,587
2022	9,434
2023	9,575
2024 and thereafter	133,591

Future rental payments under operating leases	196,233

Rental expense for the three months ended March 31, 2018 amounted to $3,632,000 (March 31, 2017 - $3,498,000).

20.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at March 31, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
March 31, 2018	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	4,824	—	4,824

Total assets	—	4,824	—	4,824

Liabilities at fair value:
Derivative financial instruments	—	(459)	—	(459)

Total net liabilities	—	4,365	—	4,365

	Level 1	Level 2	Level 3	Total
December 31, 2017	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1,348	—	1,348

Total assets	—	1,348	—	1,348

Liabilities at fair value:
Derivative financial instruments	—	(430)	—	(430)

Total net liabilities	—	918	—	918

During the three months ended March 31, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of March 31, 2018 and December 31, 2017 were as follows:

		March 31, 2018		December 31, 2017
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	768,690	769,643	724,208	728,994

(c)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the three months ended March 31, 2018 and 2017.

21.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cash flow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

In connection with the Amended and Restated Credit Agreement, the interest rate derivatives associated with the previous term loan facility were terminated. See Note 11. All amounts in other comprehensive income/(loss) relating to these derivatives will be amortized to interest expense over the remaining original life of the interest rate derivative under ASC 815 Derivatives and Hedging. New interest rate derivatives were entered into to fix an element of the floating interest rate on the Amended and Restated Credit Agreement.

Cash flow hedges of interest rate risk

As of March 31, 2018 and December 31, 2017, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	March 31, 2018	December 31, 2017
	’000	’000

Interest rate swaps	€89,500	€89,500
Interest rate swaps	$243,000	$243,000
Interest rate caps	$17,200	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of March 31, 2018 and December 31, 2017:

		Fair value as of March 31, 2018	Fair value as of December 31, 2017
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	4,345	1,776
Interest rate derivatives	Other receivables	473	—
Interest rate derivatives	Accrued liabilities	(453)	(858)

Total		4,365	918

Offsetting

There was no offsetting within derivative assets or derivative liabilities at March 31, 2018 and December 31, 2017. However, these derivatives are subject to master netting arrangements.

Other comprehensive income/(loss)

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 22. At March 31, 2018, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $1,202,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three months ended March 31, 2018 was a $6,023,000 loss (March 31, 2017 - $2,342,000 loss).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of March 31, 2018, the fair value of derivatives in a net asset position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $4,365,000 (December 31, 2017 - $918,000 net asset). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $4,423,000 inflow (December 31, 2017 - $942,000 inflow).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $218,952,000 at March 31, 2018, being a liability of Belmond (December 31, 2017 - $213,350,000).

22.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Three months ended March 31, 2018	$’000	$’000	$’000	$’000

Balance at January 1, 2018	(288,266)	(1,304)	(11,752)	(301,322)

Other comprehensive income before reclassifications, net of tax (benefit)/provision of $Nil, $Nil and $Nil	8,876	3,109	198	12,183

Amounts reclassified from AOCI, net of tax provision of $Nil, $Nil and $Nil	—	623	—	623

Net current period other comprehensive income	8,876	3,732	198	12,806

Balance at March 31, 2018	(279,390)	2,428	(11,554)	(288,516)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	March 31, 2018	March 31, 2017
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	623	517	Interest expense

Total reclassifications for the period	623	517

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns, including its one stand-alone restaurant in North America;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Owned hotels:
Europe	15,966	12,015
North America	29,215	39,886
Rest of world	37,336	35,963
Total owned hotels	82,517	87,864
Owned trains and cruises	4,648	5,140

Part-owned/managed hotels	427	534
Part-owned/managed trains	2,109	1,823
Total management fees	2,536	2,357

Revenue	89,701	95,361

Reconciliation of consolidated (losses)/earnings from continuing operations to adjusted EBITDA:

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	(10,044)	(8,120)
North America	9,693	9,895
Rest of world	10,284	9,946
Total owned hotels	9,933	11,721
Owned trains and cruises	(4,239)	(4,233)

Part-owned/managed hotels	554	259
Part-owned/managed trains	4,264	2,729
Total adjusted share of earnings from unconsolidated companies and management fees	4,818	2,988

Unallocated corporate:
Central costs	(11,439)	(9,400)
Share-based compensation	(1,301)	(1,535)

Adjusted EBITDA	(2,228)	(459)

Reconciliation from losses from continuing operations to adjusted EBITDA:

Losses from continuing operations	(14,919)	(18,012)
Depreciation and amortization	15,862	13,728
Interest income	(349)	(146)
Interest expense	8,083	7,676
Foreign currency, net	(39)	234
Benefit from income taxes	(15,664)	(5,266)
Share of provision for income taxes of unconsolidated companies	635	246
	(6,391)	(1,540)
Gain on disposal of property, plant and equipment	(150)	(150)
Restructuring and other special items (1)	4,313	1,231

Adjusted EBITDA	(2,228)	(459)

(1) Represents adjustments for insurance deductibles and losses while Belmond Cap Juluca and Belmond La Samanna are closed following the impact of Hurricanes Irma and Jose, restructuring, severance and redundancy costs, pre-opening costs and other items, net.

Earnings from unconsolidated companies, net of tax:

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Part-owned/managed hotels	(101)	(217)
Part-owned/managed trains	1,477	593

Total earnings from unconsolidated companies, net of tax	1,376	376

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Owned hotels:
Europe	9,792	6,230
North America	11,738	1,097
Rest of world	4,280	1,701
Total owned hotels	25,810	9,028
Owned trains and cruises	3,652	2,537

Unallocated corporate	1,121	430

Total capital expenditure to acquire property, plant and equipment	30,583	11,995

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended
	March 31, 2018	March 31, 2017
	$’000	$’000

Bermuda	—	—
Italy	2,747	1,367
United Kingdom	6,947	6,087
United States	22,853	26,557
Brazil	18,712	18,163
All other countries	38,442	43,187

Total revenue	89,701	95,361

24.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three months ended March 31, 2018, Belmond earned management fees from Eastern and Oriental Express Ltd. of $166,000 (March 31, 2017 - $114,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at March 31, 2018 was $4,736,000 (December 31, 2017 - $6,302,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas del Colca, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three months ended March 31, 2018, Belmond earned management and guarantee fees from its Peruvian joint ventures of $2,629,000 (March 31, 2017 - $2,243,000), which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at March 31, 2018 was $9,388,000 (December 31, 2017 - $6,029,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at March 31, 2018 was $442,000 (December 31, 2017 - $431,000).

25.    Subsequent events

On April 27, 2018, the owner of Inn at Perry Cabin by Belmond, St. Michaels, Maryland notified the Company that the owner was exercising its special right to an early termination under the hotel's management agreement. Under this provision, the owner is entitled to an early termination of the ten year management agreement at December 31, 2018 without cause conditioned solely upon it repaying all remaining unamortized key money to Belmond. Belmond paid key money of $3,000,000 in connection with the execution of the management agreement in March 2014 at which time Belmond sold the hotel to the owner. The amortization of the key money was suspended pending the owner’s completion of certain refurbishments, so that at year-end 2018 the total amount of unamortized key money will be approximately $1,900,000.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Introduction

Belmond currently owns, partially-owns or manages 46 properties (excluding one scheduled for a future opening, the Belmond Cadogan Hotel, in London, England).

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Owned trains and cruises, (5) Part-owned/managed hotels and (6) Part-owned/managed trains.

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2018 and 2017, respectively, derived primarily from the Europe, North America and Rest of world segments.

Hotels consists of 30 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Twelve of the owned hotels are located in Europe, six in North America and twelve in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment. In February 2018, the Company acquired the Castello di Casole resort and estate in Tuscany, Italy. See Note 4.

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

Results of Operations

Operating information for Belmond’s owned hotels for the three months ended March 31, 2018 and 2017 is as follows:

	Three months ended
	March 31, 2018	March 31, 2017

Rooms available
Europe	44,516	43,040
North America	56,340	64,170
Rest of world	91,260	92,880
Worldwide	192,116	200,090

Rooms sold
Europe	20,398	18,477
North America	39,360	43,983
Rest of world	57,673	56,654
Worldwide	117,431	119,114

Occupancy (percentage)
Europe	46	43
North America	70	69
Rest of world	63	61
Worldwide	61	60

Average daily rate (in U.S. dollars)
Europe	376	319
North America	428	466
Rest of world	419	410
Worldwide	415	417

RevPAR (in U.S. dollars)
Europe	172	137
North America	299	320
Rest of world	265	250
Worldwide	253	248

	Three months ended
	March 31, 2018	March 31, 2017

Same Store RevPAR (in dollars)
Europe	172	137
North America	299	269
Rest of world	265	252
Worldwide	253	231

Same store RevPAR data for the three months ended March 31, 2018 and March 31, 2017 excludes the operations of Castello di Casole that was acquired in February 2018. Its operations are included in the Europe segment. Same store RevPAR also excludes the operations of Belmond Cap Juluca, which was acquired in May 2017 and Belmond La Samanna, St Martin, French West Indies, which is closed for refurbishment following Hurricanes Irma and Jose in September 2017. Both of these operations are included in the North America segment. In addition, same store RevPAR excludes the operations of Belmond Savute Elephant Lodge, Chobe Reserve, Botswana, which closed for refurbishment in November 2017. Its operations are included in the Rest of world segment.

Revenue

	Three months ended
	March 31, 2018	March 31, 2017
	$ millions	$ millions

Revenue:
Owned hotels:
Europe	16.0	12.0
North America	29.2	39.9
Rest of world	37.3	36.0
Total owned hotels	82.5	87.9
Owned trains and cruises	4.6	5.1

Part-owned/managed hotels	0.5	0.6
Part-owned/managed trains	2.1	1.8
Total management fees	2.6	2.4

Revenue	89.7	95.4

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $89.7 million for the three months ended March 31, 2018, a decrease of $5.7 million, or 6%, from $95.4 million for the three months ended March 31, 2017. Owned hotels revenue was $82.5 million for the three months ended March 31, 2018, a decrease of $5.4 million or 6%, from $87.9 million for the three months ended March 31, 2017. In constant currency, revenue for owned hotels for the three months ended March 31, 2018 decreased $7.2 million or 8% from the prior-year period. The decrease in owned hotels revenue was primarily due to an $8.4 million decrease in revenue for Belmond La Samanna, St Martin and a $3.9 million decrease in revenue for ‘21’ Club, New York. Both properties were closed for refurbishment throughout the three months ended March 31, 2018 following hurricane and water damage, respectively. This decline was offset by a $1.2 million or 29% increase at Belmond Maroma Resort and Spa, Riviera Maya, Mexico which has benefited from displaced revenue from the Caribbean and a $0.7 million or 16% increase at Belmond El Encanto, Santa Barbara, California, which faced reduced competition as two competitor hotels remained closed after the December 2017 mudslides that occurred in the area. Additionally, Belmond Hotel das Cataratas, Iguassu Falls, Brazil saw an increase in revenue of $1.5 million or 27% in the three months ended March 31, 2018 and a 12 percentage point increase in occupancy, largely from domestic business as the economy in Brazil shows signs of a return to growth. Revenue from owned trains and cruises was $4.6 million for the three months ended March 31, 2018, a decrease of $0.5 million, or 10%, from $5.1 million for the three months ended March 31, 2017. In constant currency, revenue for owned trains and cruises for the three months ended March 31, 2018 decreased $0.8 million or 15% from the three months ended March 31, 2017 primarily as a result of the sale of the Belmond Northern Belle train and termination of the lease for Belmond Orcaella, which together contributed revenues of $1.3 million in the three months ended March 31, 2017. This decline was offset by a $0.4 million increase in revenue for Venice Simplon-Orient-Express driven by enhanced revenue management strategies and the launch of the Grand Suites, along with the addition of wifi and air-conditioning to the train.

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

Segment performance for the three months ended March 31, 2018 and 2017 is analyzed as follows:

	Three months ended
	March 31, 2018	March 31, 2017
	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	(10.1)	(8.1)
North America	9.7	9.9
Rest of world	10.3	9.9
Total owned hotels	9.9	11.7
Owned trains and cruises	(4.2)	(4.2)

Part-owned/managed hotels	0.6	0.3
Part-owned/managed trains	4.3	2.7
Total adjusted share of earnings from unconsolidated companies and management fees	4.8	3.0

Unallocated corporate costs:
Central costs	(11.4)	(9.5)
Share-based compensation	(1.3)	(1.5)

Adjusted EBITDA	(2.2)	(0.5)

Reconciliation from losses from continuing operations to adjusted EBITDA:

Losses from continuing operations	(14.9)	(18.0)
Depreciation and amortization	15.9	13.7
Interest income, interest expense and foreign currency, net	7.8	7.9
Benefit from income taxes	(15.7)	(5.3)
Share of provision for income taxes of unconsolidated companies	0.6	0.2
	(6.3)	(1.5)
Gain on disposal of property, plant and equipment	(0.2)	(0.2)
Restructuring and other special items (1)	4.3	1.2

Adjusted EBITDA	(2.2)	(0.5)

(1) Represents adjustments for insurance deductibles and losses while Belmond Cap Juluca and Belmond La Samanna are closed following the impact of Hurricanes Irma and Jose, restructuring, severance and redundancy costs, pre-opening costs and other items, net.

Owned hotels - Europe

	Three months ended
	March 31, 2018	March 31, 2017

Rooms available	44,516	43,040
Rooms sold	20,398	18,477
Occupancy (percentage)	46	43
Average daily rate (in U.S. dollars)	376	319
RevPAR (in U.S. dollars)	172	137
Same store RevPAR (in U.S. dollars)	172	137

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $16.0 million for the three months ended March 31, 2018, an increase of $4.0 million, or 33%, from $12.0 million for the three months ended March 31, 2017. In constant currency, revenue for the region for the three months ended March 31, 2018 increased $2.7 million, or 20%, due to growth across the portfolio. This was led by increases of $0.5 million and $0.4 million at Belmond Reid's Palace, Madeira and Belmond Grand Hotel Europe, St Petersburg, Russia, respectively, which have both benefited from recent capital investments and $0.4 million at Belmond Le Manoir aux Quat'Saisons, Oxfordshire, United Kingdom, following a new rate strategy and successful promotions. ADR in U.S. dollar terms for the European owned hotels segment increased to $376 in the three months ended March 31, 2018 from $319 in the three months ended March 31, 2017. Occupancy increased to 46% in the three months ended March 31, 2018 from 43% in the three months ended March 31, 2017. Same store RevPAR increased by 26% in U.S. dollars, to $172 in the three months ended March 31, 2018 from $137 in the three months ended March 31, 2017, an increase of 13% on a constant currency basis.

Adjusted EBITDA for the region for the three months ended March 31, 2018 was a loss of $10.1 million, representing a decrease of $2.0 million, or 25%, from an adjusted EBITDA loss of $8.1 million for the three months ended March 31, 2017. In constant currency, adjusted EBITDA for the region for the three months ended March 31, 2018 decreased $0.7 million or 8% from the three months ended March 31, 2017. This was due to a $1.2 million off-season loss at Castello di Casole, offset by a $0.4 million increase in adjusted EBITDA at Belmond Reid’s Palace. As a percentage of European owned hotels revenue, adjusted EBITDA decreased to 63% for the three months ended March 31, 2018 compared to 68% for the three months ended March 31, 2017.

Owned hotels - North America

	Three months ended
	March 31, 2018	March 31, 2017

Rooms available	56,340	64,170
Rooms sold	39,360	43,983
Occupancy (percentage)	70	69
Average daily rate (in U.S. dollars)	428	466
RevPAR (in U.S. dollars)	299	320
Same store RevPAR (in U.S. dollars)	299	269

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $29.2 million for the three months ended March 31, 2018, a decrease of $10.7 million, or 27%, from $39.9 million for the three months ended March 31, 2017. In constant currency, revenue for the region for the three months ended March 31, 2018 decreased $10.7 million or 27% from the three months ended March 31, 2017. The decrease is attributable to an $8.4 million fall in revenue at Belmond La Samanna and $3.9 million at '21' Club, which were both closed for the three months ended March 31, 2018 following hurricane and water damage, respectively. This decline was offset by improvements against the three months ended March 31, 2017 of $1.2 million or 29% at Belmond Maroma Resort and Spa, which has benefited from displaced revenue from the Caribbean and $0.7 million or 16% at Belmond El Encanto, which faced reduced competition as two competitor hotels remained closed after the December 2017 mudslides that occurred in the area. ADR for the North American owned hotels segment decreased to $428 in the three months ended March 31, 2018 from $466 in the three months ended March 31, 2017. Occupancy increased to 70% for the three months ended March 31, 2018 from 69% for the three months ended March 31, 2017. Same store RevPAR increased 11% in U. S. dollars, to $299 for the three months ended March 31, 2018 from $269 in the three months ended March 31, 2017.

Adjusted EBITDA for the region was $9.7 million for the three months ended March 31, 2018, a decrease of $0.2 million or 2% from $9.9 million for the three months ended March 31, 2017. In constant currency, adjusted EBITDA for the region for the three months ended March 31, 2018 decreased $0.2 million or 2% from the three months ended March 31, 2017 as a result of the closure of Belmond La Samanna, which recorded adjusted EBITDA of $2.3 million in the three months ended March 31, 2017 offset by increases of $1.0 million at Belmond El Encanto, $0.8 million or 39% at Belmond Maroma Resort and Spa and $0.6 million or 10% at Belmond Charleston Place, Charleston, South Carolina. Operating losses of $2.1 million at Belmond La Samanna, $1.1 million at Belmond Cap Juluca and $0.9 million at ‘21’ Club have been added back to adjusted EBITDA for the three months ended March 31, 2018 while the properties are closed for renovation. As a percentage of North American owned hotels revenue, adjusted EBITDA increased to 33% for the three months ended March 31, 2018 from 25% for the three months ended March 31, 2017.

Owned hotels - Rest of world

	Three months ended
	March 31, 2018	March 31, 2017

Rooms available	91,260	92,880
Rooms sold	57,673	56,654
Occupancy (percentage)	63	61
Average daily rate (in U.S. dollars)	419	410
RevPAR (in U.S. dollars)	265	250
Same store RevPAR (in U.S. dollars)	265	252

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $37.3 million for the three months ended March 31, 2018, an increase of $1.3 million, or 4%, from $36.0 million for the three months ended March 31, 2017. In constant currency, revenue for the three months ended March 31, 2018 increased $0.9 million or 3% from the three months ended March 31, 2017, principally as a result of a $1.5 million or 27% increase in revenue at Belmond Hotel das Cataratas, Iguassu Falls, Brazil, which saw a 12 percentage point increase in occupancy, largely from domestic business as the economy in Brazil shows signs of a return to growth, offset by a decrease in revenue of $0.5 million or 27% at Belmond Governor's Residence, Yangon, Myanmar where visitor numbers continued to be depressed. ADR in U.S. dollar terms for the Rest of world owned hotels segment increased to $419 in the three months ended March 31, 2018 from $410 in the three months ended March 31, 2017. Occupancy increased to 63% for the three months ended March 31, 2018 from 61% for the three months ended March 31, 2017. Same store RevPAR increased by 5% in U.S. dollars, to $265 for the three months ended March 31, 2018 from $252 for the three months ended March 31, 2017, an increase of 3% on a constant currency basis.

Adjusted EBITDA for the region for the three months ended March 31, 2018 of $10.3 million increased $0.4 million, or 4%, from adjusted EBITDA of $9.9 million for the three months ended March 31, 2017. In constant currency, adjusted EBITDA for the region remained flat compared to the three months ended March 31, 2017 as a result of adjusted EBITDA decreases of $0.6 million or 18% at Belmond Copacabana Palace, Rio de Janeiro, Brazil, where a high-spending group in the three months ended March 31, 2017 did not recur in 2018, and $0.3 million or 30% at Belmond Governor's Residence, offset by a $0.9 million increase i

n adjusted EBITDA at Belmond Hotel das Cataratas. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA remained flat at 28% for the three months ended March 31, 2018 and 2017.

Owned trains and cruises

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $4.6 million for the three months ended March 31, 2018, a decrease of $0.5 million, or 10%, from $5.1 million for the three months ended March 31, 2017. In constant currency, revenue decreased $0.8 million or 15% primarily as a result of the sale of the Belmond Northern Belle train and termination of the lease for Belmond Orcaella, which together contributed revenues of $1.3 million in the three months ended March 31, 2017. This decline was offset by a $0.4 million or 37% increase in revenue for Venice Simplon-Orient-Express driven by enhanced revenue management strategies and the launch of the Grand Suites, along with the addition of wifi and air-conditioning to the train.

Adjusted EBITDA for owned trains and cruises for the three months ended March 31, 2018 was a loss of $4.2 million, unchanged from the three months ended March 31, 2017. In constant currency, adjusted EBITDA for the segment increased by $0.6 million or 12% primarily due to the comparative rise at Venice Simplon-Orient-Express, and the removal of Belmond Northern Belle, which was loss making in the three months ended March 31, 2017.

Part-owned/managed hotels

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $0.5 million for the three months ended March 31, 2018, a decrease of $0.1 million or 17% from $0.6 million for the three months ended March 31, 2017, largely due to a provision made against management and reservation fees at Inn at Perry Cabin by Belmond, Saint Michaels, Maryland in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the three months ended March 31, 2018 of $0.6 million represented an increase of $0.3 million, or 100% from earnings of $0.3 million for the three months ended March 31, 2017, due to occupancy-driven growth and improved operating performance at the Company’s Peru hotel joint venture.

Part-owned/managed trains

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Revenue was $2.1 million in the three months ended March 31, 2018, an increase of $0.3 million, or 17%, from $1.8 million in the three months ended March 31, 2017. The increase in revenue was primarily due to increased revenue from passenger business at the Company’s PeruRail joint venture.

Adjusted EBITDA for Part-owned/managed trains for the three months ended March 31, 2018 was $4.3 million, an increase of $1.6 million or 59% from $2.7 million for the three months ended March 31, 2017 due to an insurance recovery and improved operating performance at the Company’s PeruRail joint venture.

Unallocated corporate costs

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Adjusted central costs were $12.7 million for the three months ended March 31, 2018 (including $1.3 million of non-cash share-based compensation expense), an increase of $1.7 million, or 15%, from $11.0 million for the three months ended March 31, 2017 (including $1.5 million of non-cash share-based compensation expense), mainly due to increased development and other corporate headcount to support the Company’s strategic growth plan. As a percentage of revenue, adjusted central costs were 14% for the three months ended March 31, 2018 and 12% for the three months ended March 31, 2017.

Depreciation and amortization

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Depreciation and amortization was $15.9 million for the three months ended March 31, 2018, an increase of $2.2 million, or 16%, from $13.7 million for the three months ended March 31, 2017, primarily as a result of the recent completion of several capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue increased to 18% for the three months ended March 31, 2018 from 14% for the three months ended March 31, 2017.

Other income

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Other income was $1.1 million for the three months ended March 31, 2018, an increase of $1.1 million from $Nil for the three months ended March 31, 2017 due to a business interruption gain of $0.4 million at Belmond El Encanto and $0.8 million at Belmond Charleston Place following lost profits during the Thomas Fire and Hurricane Irma, respectively.

Interest income, interest expense and foreign currency, net

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Interest income, interest expense and foreign currency, net was an expense of $7.8 million for the three months ended March 31, 2018, a decrease of $0.1 million or 1% from an expense of $7.9 million for the three months ended March 31, 2017.

Benefit from income taxes

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The benefit from income taxes was $15.7 million in the three months ended March 31, 2018, an increase of $10.4 million from $5.3 million for the three months ended March 31, 2017. The movement in the benefit for income tax for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 is mainly due to the recognition of a deferred tax credit of $8.1 million following the acquisition of Castello di Casole in the three months ended March 31, 2018. The deferred tax credit arises because the tax basis of property, plant and equipment is greater than the fair value attributed to those assets. See Notes 4 and 14 to the Financial Statements.

Gain on disposal of property, plant and equipment

Three months ended March 31, 2018 compared to three months ended March 31, 2017

A gain on disposal of $0.2 million was recorded in the three months ended March 31, 2018 compared to a $0.2 million gain in the three months ended March 31, 2017. The gain in the three months ended March 31, 2018 and 2017 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. On April 27, 2018, the owner of Inn at Perry Cabin by Belmond, St. Michaels, Maryland notified the Company that the owner was exercising its special right to an early termination under the hotel's management agreement. See Note 25 to the Financial Statements.

Earnings from unconsolidated companies

Three months ended March 31, 2018 compared to three months ended March 31, 2017

Earnings from unconsolidated companies net of tax were $1.4 million for the three months ended March 31, 2018, an increase of $1.0 million from $0.4 million for the three months ended March 31, 2017 due to an insurance recovery at the Company's PeruRail joint venture and improved operating performance at both PeruRail and Peru hotel joint ventures.

Net (losses)/earnings from discontinued operations

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The losses from discontinued operations for the three months ended March 31, 2018 were $Nil, compared with earnings of $Nil for the three months ended March 31, 2017.

Net losses

Three months ended March 31, 2018 compared to three months ended March 31, 2017

The net losses attributable to Belmond Ltd. for the three months ended March 31, 2018 were $15.0 million ($0.15 per common share) on revenue of $89.7 million, compared with net losses of $18.1 million ($0.18 per common share) on revenue of $95.4 million for the three months ended March 31, 2017. The year-over-year increase was largely attributable to a $10.4 million increase in tax benefit in the three months ended March 31, 2018, offset by a $5.7 million decrease in revenue. Additionally, the net loss was a result of a foreign exchange loss of $Nil recognized in the three months ended March 31, 2018 compared to a foreign exchange gain of $0.2 million recognized in the three months ended March 31, 2017.

Other comprehensive income: Foreign currency translation adjustments, net

Foreign currency translation adjustments for the three months ended March 31, 2018 were a gain of $8.9 million, compared to a gain of $13.1 million for the three months ended March 31, 2017, arising from the retranslation of the Company’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The gain in the three months ended March 31, 2018 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2017. In particular, the 3%, 4% and 5% appreciation of the euro, British pound and South African rand against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The gain in the three months ended March 31, 2017 was due to the majority of Belmond's operating currencies appreciating against the U.S. dollar from the rate at December 31, 2016. In particular, the 8%, 3% and 2% appreciation of the Russian ruble, Brazilian real and euro against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payments on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At March 31, 2018, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $768.7 million (December 31, 2017 - $724.2 million), including a current portion of $6.5 million (December 31, 2017 - $6.4 million). See Note 11 to the Financial Statements. Additionally, Belmond had capital commitments at March 31, 2018 amounting to $68.6 million (December 31, 2017 - $19.5 million).

Belmond had cash and cash equivalents of $134.6 million at March 31, 2018, compared to $180.2 million at December 31, 2017. In addition, Belmond had restricted cash balances of $7.2 million, of which $6.5 million is classified as current restricted cash on the consolidated balance sheets and $0.7 million is classified in other assets (December 31, 2017 - $3.9 million, of which $3.1 million was classified in restricted cash and $0.8 million was classified in other assets). At March 31, 2018, there were undrawn amounts available to Belmond under committed lines of credit of $60.7 million (December 31, 2017 - $100.6 million), bringing total cash availability at March 31, 2018 to $195.3 million (December 31, 2017 - $280.8 million), excluding restricted cash. When assessing liquidity, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At March 31, 2018, Belmond had $6.5 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On February 7, 2018, Belmond acquired Castello di Casole, a 39-key resort and estate in Tuscany, Italy for a total transaction value of €39.5 million (equivalent to $48.4 million at February 7, 2018), including a cash purchase price of €38.3 million ($46.9 million), contingent consideration of €1.0 million ($1.2 million) and acquisition-related costs of €0.2 million ($0.3 million). The acquisition was funded from existing cash reserves. See Note 4 to the Financial Statements.

On July 3, 2017, Belmond entered into an amended and restated credit agreement with its senior lenders, (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million secured term loan (the “Term Loan Facility”) that matures on July 3, 2024 and (ii) a $100.0 million revolving credit facility (the “Revolving Credit Facility”) that matures on July 3, 2022 (together the “Secured Credit Facilities”). The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn under the prior revolving credit facility, but not the debt of Charleston Centre LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies.

Covenant Compliance

At March 31, 2018, Belmond was financed with a $615.9 million Term Loan Facility and a $100.0 million Revolving Credit Facility which is undrawn. The Amended and Restated Credit Agreement limits Belmond’s ability to incur additional debt unless a covenant is met. The covenant is measured on the performance of the consolidated group. The Amended and Restated Credit Agreement removed a minimum interest coverage ratio covenant that had previously applied to the Company and increased the net leverage ratio permitted in the covenant test. The maximum net leverage test is measured quarterly based on Belmond’s trailing 12 months’ results. In addition, there is third party bank debt held by consolidated variable interest entities of $112.8 million relating to Charleston Center LLC. One of the loans ($112.0 million) contained two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC. Belmond was in compliance with its covenants as at March 31, 2018.
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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $83.8 million at March 31, 2018 (December 31, 2017 - $132.3 million).

Cash Flow - Sources and Uses of Cash

At March 31, 2018 and December 31, 2017, Belmond had cash and cash equivalents of $134.6 million and $180.2 million, respectively. In addition, Belmond had restricted cash of $7.2 million (of which $6.5 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.7 million was classified in other assets) and $3.9 million (of which $3.1 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as of March 31, 2018 and December 31, 2017, respectively.

Operating Activities. Net cash used in operating activities for the three months ended March 31, 2018 was $7.3 million, compared to $4.2 million for the three months ended March 31, 2017.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $14.9 million for the three months ended March 31, 2018, an improvement of $3.1 million from net losses of $18.0 million for the three months ended March 31, 2017. Non-cash items affecting the calculation of net cash used in operating activities included the benefit from deferred income tax of $17.6 million for the three months ended March 31, 2018, compared to $9.6 million for the three months ended March 31, 2017. Operating cash flows were also affected by the fact that net losses from continuing operations for the three months ended March 31, 2018 included a small non-cash gain from foreign currency, compared to a non-cash loss from foreign currency translation of $0.2 million, for the three months ended March 31, 2017. In addition, a receipt of insurance proceeds of $2.4 million was recorded in the three months ended March 31, 2018, which did not occur in the three months ended March 31, 2017.

Investing Activities. Net cash used in investing activities was $76.0 million for the three months ended March 31, 2018, compared to net cash used in investing activities of $12.0 million for the three months ended March 31, 2017.

During the three months ended March 31, 2018, $45.4 million, net of cash acquired, was used for the acquisition of Castello di Casole. See Note 4 to the Financial Statements. There were no acquisitions during the three months ended March 31, 2017.

Capital expenditure to acquire property, plant and equipment of $30.6 million during the three months ended March 31, 2018 included $9.1 million on the refurbishment of Belmond Cap Juluca; $2.6 million at Belmond Grand Hotel Europe for improvements to the hotel's elevators and renovation of its deluxe rooms; $2.5 million on the full refurbishment of Belmond Savute Elephant Lodge, Chobe Reserve, Botswana; $2.4 million on refurbishment and the addition of new suites at Belmond Hotel Splendido, Portofino, Italy and; $1.5 million for the construction of two new barges for Belmond Afloat in France, Burgundy, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $12.0 million during the three months ended March 31, 2017 included $3.7 million for project and maintenance capital expenditures incurred at Belmond’s Italian hotels during their annual winter closure periods, $1.6 million on the Venice Simplon-Orient-Express mainly for required statutory works and $1.4 million at Belmond Grand Hotel Europe largely on the refurbishment of the hotel’s ballroom, with the balance being for routine capital expenditures.

Financing Activities. Net cash provided by financing activities for the three months ended March 31, 2018 was $38.3 million, compared to net cash used in financing activities of $1.7 million for the three months ended March 31, 2017.

In March 2018, Belmond made drawdowns totaling $40.0 million on its Revolving Credit Facility leaving an undrawn balance of $60.1 million.

Principal repayments under long-term debt were $1.6 million for the three months ended March 31, 2018 compared to $1.7 million for the three months ended March 31, 2017.

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens and Porto Cupecoy have been presented as discontinued operations for all periods presented. See Notes 5 and 19 to the Financial Statements.

Capital Commitments

Belmond routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations and existing debt facilities.

There were $68.6 million of capital commitments outstanding at March 31, 2018 (December 31, 2017 - $19.5 million) relating to project developments and refurbishment for existing properties. The increase in capital commitments outstanding from year-end 2017 primarily relates to the refurbishment of Belmond La Samanna and Belmond Cap Juluca. Total project costs are currently expected to be in the range of approximately $25 million to $30 million at Belmond La Samanna, subject to a final labor settlement with the labor unions and the St. Martin labor authorities, and approximately $100 million to $110 million at Belmond Cap Juluca. These estimated costs for both properties exclude any offsetting insurance proceeds, which are expected to be approximately $36 million in aggregate from property damage and business interruption coverage for these two Caribbean properties. To date, we have received $20 million of insurance proceeds related to these two properties and expect the remaining amount to be recovered during the course of this year.

Indebtedness

As at March 31, 2018, Belmond has $768.7 million (December 31, 2017 - $724.2 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at March 31, 2018 is net of the unamortized original issue discount of $3.0 million (December 31, 2017 - $3.1 million) and unamortized debt issuance costs of $13.5 million (December 31, 2017 - $14.0 million), both of which will be amortized through interest expense over the term of the loans.

The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($397.0 million currently outstanding) and a euro-denominated tranche (€177.7 million currently outstanding, equivalent to $218.9 million as at March 31, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount. Belmond made drawdowns totaling $40.0 million on its Revolving Credit Facility leaving an undrawn balance of $60.1 million.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

As at March 31, 2018, Belmond is financed with a $615.9 million Term Loan Facility and a $100.0 million Revolving Credit Facility. In March 2018, Belmond made drawdowns totaling $40.0 million on its Revolving Credit Facility leaving an undrawn balance of $60.1 million.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, as at March 31, 2018 is 5.3 years, and the weighted average interest rate is 4.16% which incorporates derivatives used to mitigate interest rate risk. See Note 11 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities as at March 31, 2018 included above comprises $112.8 million (December 31, 2017 - $112.9 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

Charleston Center LLC is financed by a secured loan of $112,000,000 that matures in 2019. The interest rate on the loan is LIBOR plus 2.35% per annum. The loan has no amortization and is non-recourse to Belmond.

Including debt of consolidated variable entities, approximately 30% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At March 31, 2018, 51% of borrowings of Belmond are subject to floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at March 31, 2018:

	Contingent guarantee	Duration
March 31, 2018	$ millions

Peruvian train joint venture:
Concession performance	9.9	through May 2018
Peru hotel joint venture:
Debt obligations	15.4	through 2021

Total	25.3

Belmond has contingently guaranteed, through 2021, $15.4 million of debt obligations of the joint venture in Peru that operates five hotels. Belmond has also contingently guaranteed the FTSA joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $9.9 million, through May 2018. The contingent guarantees for each

Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As at March 31, 2018, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the condensed consolidated financial statements. Accounting pronouncements to be adopted are also reported in Note 1.

Critical Accounting Policies and Estimates

For a discussion of these, see Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates in the Company’s 2017 Annual Report on Form 10-K.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate to be paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would increase by approximately $4.1 million based on borrowings outstanding at March 31, 2018.

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

Thirteen of Belmond’s owned properties in 2018 operated in European euro territories, two in Brazilian real, one in South African rand, four in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue derived by Venice Simplon-Orient-Express was recorded primarily in British pounds sterling, but its operating costs were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Cap Juluca, Belmond Governor's Residence, Belmond La Résidence D'Angkor and Belmond Road to Mandalay were recorded in U.S. dollars.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at March 31, 2018 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 21, there is no material potential impact on net earnings at March 31, 2018 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control over Financial Reporting

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 19 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    Risk Factors

There have been no material changes in the Company’s risk factors as previously disclosed in Part I, Item IA of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 6.    Exhibits

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

Dated:  May 9, 2018

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)