Form 10-K/A
period 2017-12-31
Belmond Ltd.
filed 2018-06-27
CIK 1115836

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
 As of June 18, 2018, 102,746,499 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 18(c) to the Financial Statements (Item 8) in Form 10-K filed March 1, 2018).

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Belmond Ltd. (the “Registrant” or “Belmond”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the U.S. Securities and Exchange Commission (“SEC”) on March 1, 2018 (the “Original 2017 Form 10-K”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X (“Rule 3-09”), the Registrant is required to file the financial statements of Perurail S.A. (“Perurail”) and Ferrocarril Transandino S.A. (“Ferrocarril Transandino”), each a 50% Belmond-owned unconsolidated company. The financial statements for Perurail and Ferrocarril Transandino for fiscal 2017 were prepared by their respective company’s management in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), and have been audited by PWC - Gaveglio, Aparicio y Asociados S. Civil de R. L. pursuant to applicable standards of the United States Public Company Accounting Oversight Board (“PCAOB”).

The financial statements for Perurail for fiscal years 2016 and 2015, presented in accordance with U.S. GAAP, have been audited by BDO - Pazos, Lopez de Romana, Rodriguez S. Civil de R.L pursuant to applicable standards of the PCAOB.

We are also including the unaudited financial statements for Ferrocarril Transandino for fiscal years 2016 and 2015, also prepared in accordance with U.S. GAAP. Pursuant to Rule 3-09, these results are not required to be, and therefore have not been, audited under PCAOB.

The above-described financial statements of Perurail and Ferrocarril Transandino are filed herewith pursuant to this Amendment under Item 15 of Form 10-K - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original 2017 Form 10-K Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original 2017 Form 10-K Filing. This Form 10-K/A does not reflect events occurring after the date of the Original 2017 Form 10-K Filing and, other than providing the financial statements of the unconsolidated companies named above under Item 15, does not modify or update the disclosures in the Original 2017 Form 10-K Filing in any way.

As described in Note 1(b) in the 2017 financial statements of Perurail, its prior period financial statements have been revised to reflect the correction of historic depreciation expense due to the misallocation of assets between Perurail and another equity method investment of Belmond. Since Belmond accounts for both entities under the equity method and there was an equal and opposite adjustment in the other entity, there was no impact on Belmond's consolidated balance sheet or statements of consolidated operations, comprehensive income and cash flows.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) Perurail S.A.

(b) Ferrocarril Transandino S.A.

Also presented are the unaudited balance sheet as at December 31, 2016 and the unaudited statements of operations and comprehensive (loss)/income, cash flows and shareholders' equity for the years ended December 31, 2016 and 2015.

2. Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing. No additional financial statement schedule is filed with this report on Form 10-K/A.

3. Exhibits

PERURAIL S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Perurail S.A. as of December 31, 2017, and the related statements of operations and comprehensive income, of changes in shareholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Perurail S.A. as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Gaveglio, Aparicio y Asociados S. Civil de R. L.
Lima, Peru
June 26, 2018

Countersigned by:

/s/ Francisco Patiño
Francisco Patiño
Peruvian Certified Public Accountant
Register No. 01-25611

We have served as the Company’s auditor since 2017

PERURAIL S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2016 and the related statements of operations, cash flows and shareholders’ equity for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2016 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pazos, López de Romaña, Rodriguez S. Civil de R.L.
Lima, Peru
June 21, 2017, except for Notes 1(b), 2 and 7 which are as of June 26, 2018

Countersigned by:

/s/ Liliana Córdova Mejía
Liliana Córdova Mejía
Certified Chartered Public Accountant
Register No. 01-17661

Perurail S.A.
Balance Sheets

	2017	2016
December 31,	$’000	$’000

Assets
Cash	25,551	30,918
Restricted cash	16,475	12,775
Accounts receivable, net of allowances of $1,791 and $1,787	10,947	14,275
Due from related parties	18,359	21,708
Prepaid expenses	644	1,543
Inventories	6,329	7,009

Total current assets	78,305	88,228

Property, plant and equipment, net of accumulated depreciation of $46,099 and $36,600	171,249	158,960
Intangible assets, net of accumulated amortization of $644 and $612	2,314	450

Total non-current assets	173,563	159,410

Total assets	251,868	247,638

Liabilities and Shareholders’ Equity
Working capital facilities	—	2,029
Accounts payable	11,045	5,592
Accrued liabilities	17,586	11,782
Due to related parties	4,098	5,695
Current portion of long-term debt and obligations under capital lease	23,618	18,617

Total current liabilities	56,347	43,715

Long-term debt and obligations under capital lease	129,785	138,749
Deferred income tax liability, net	3,302	5,958

Total long-term liabilities	133,087	144,707

Total liabilities	189,434	188,422

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares S/1.00 par value (50,000,000 shares authorized):
Issued - 50,000,000 (2016 - 50,000,000)	16,934	16,934
Legal reserve	3,252	3,252
Retained earnings	42,248	39,030

Total shareholders’ equity	62,434	59,216

Total liabilities and shareholders’ equity	251,868	247,638
 The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations and Comprehensive Income

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Revenue, net of discounts	157,080	146,571	104,582

Expenses:
Cost of services	(75,331)	(64,008)	(49,371)
Selling, general and administrative	(32,702)	(27,438)	(27,314)
Depreciation and amortization	(21,721)	(20,280)	(8,998)

Total operating costs and expenses	(129,754)	(111,726)	(85,683)

(Loss)/gain on insurance settlement	(217)	277	945
Gain/ (loss) on disposal of property, plant and equipment	174	(1,191)	(284)

Earnings from operations	27,283	33,931	19,560

Interest expense, net	(9,364)	(9,565)	(1,466)
Foreign currency, net	(449)	(273)	(844)

Earnings before income tax	17,470	24,093	17,250

Provision for income taxes	(5,372)	(8,845)	(4,922)

Net earnings and comprehensive income	12,098	15,248	12,328

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2015	16,934	1,448	27,986	46,368

Dividends	—	—	(7,080)	(7,080)
Net earnings	—	—	12,328	12,328
Stock split	—	888	(888)	—

Balance at December 31, 2015	16,934	2,336	32,346	51,616

Dividends	—	—	(7,648)	(7,648)
Net earnings	—	—	15,248	15,248
Legal reserve	—	916	(916)	—

Balance at December 31, 2016	16,934	3,252	39,030	59,216

Dividends	—	—	(8,880)	(8,880)
Net earnings	—	—	12,098	12,098
Legal reserve	—	—	—	—

Balance at December 31, 2017	16,934	3,252	42,248	62,434

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Cash flows from operating activities:
Net earnings	12,098	15,248	12,328
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	21,689	20,115	8,941
Amortization	32	165	57
Gain/ (loss) on disposal of property, plant and equipment	(174)	1,191	284
Change in deferred tax	(2,656)	(413)	(1,126)

Change in assets and liabilities:
Decrease/(increase) in accounts receivable	3,328	(5,617)	(5,196)
Decrease/(increase) in prepaid expenses	899	(544)	1,836
Decrease in inventories	680	331	1,954
(Decrease)/increase in due to related parties	(1,597)	(1,573)	3,304
Increase/(decrease) in accounts payable	647	(1,725)	1,952
Increase in accrued liabilities	2,499	3,164	178

Total adjustments	25,347	15,094	12,184

Net cash provided by operating activities	37,445	30,342	24,512

Cash flows from investing activities:

(Increase)/decrease in restricted cash	(3,700)	(12,045)	473
Increase/(decrease) in due from related parties	3,349	(774)	(2,105)
Capital expenditures	(26,525)	(106,882)	(23,406)

Net cash used in investing activities	(26,876)	(119,701)	(25,038)

Cash flows from financing activities:
Payment of dividends	(8,880)	(7,648)	(7,080)
Payments on working capital facilities	(2,029)	(9,726)	(7,635)
Proceeds from working capital facilities	10,998	1,436	13,189
Principal payments under long-term debt	(18,458)	(41,614)	(21,323)
Principal payments under capital lease	(999)	(873)	(1,747)
Proceeds from long-term debt	3,432	158,034	35,000
Proceeds from capital lease	—	6,798	—

Net cash (used in)/provided by financing activities	(15,936)	106,407	10,404

Net (decrease) /increase in cash	(5,367)	17,048	9,878

Cash at beginning of year	30,918	13,870	3,992

Cash at end of year	25,551	30,918	13,870

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Notes to Financial Statements

1.    Summary of significant accounting policies and basis of presentation

(a)    Business

Perurail S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Belmond Ltd., which is incorporated in Bermuda, and 50% owned by Peruvian Trains & Railways S.A., which is incorporated in Peru.

Its headquarters and registered address are located at Av. Armendariz 480 office 501, District of Miraflores, Department of Lima.

The purpose of the Company is the operation of passenger and freight transport by rail, as well as ground cargo transport services.

In order to perform its corporate purpose, in August 2000, the Company entered into a lease with Ferrocarril Transandino S.A. ("Ferrocarril Transandino") an affiliate, under which the Company was granted access to and use of the tracks, locomotives, coaches, wagons, machine shops and parts of the train stations of the South and South-East Railways operated by Ferrocarril Transandino. Under this contract, various rates are established and payable for the use of locomotives, coaches and wagons based on traveled kilometers, which are settled on a monthly basis.

(b)    Revision of the financial statements as of December 31, 2016 and 2015

The financial statements of 2016 and 2015 in this filing have been revised to adjust accumulated depreciation and retained earnings by $4,700,000, and deferred income tax liabilities and retained earnings by $1,387,000. The adjustment was related to an error in determining depreciation expense that occurred prior to January 1, 2015 and has no impact on depreciation expense in any of the years presented. The Company has determined that the impact of the adjustment is not material to any prior period and therefore has recorded the adjustment as of January 1, 2015.

Below is the reconciliation of the accumulated results before adjustments and the revised balance as of January 1, 2015, January 1, 2016 and December 31, 2016:

	Deferred income tax liabilities	Accumulated depreciation	Retained earnings
	$’000	$’000	$’000
Balance before adjustments as of January 1, 2015	6,110	(30,013)	24,673
Adjustment for excess depreciation	-	4,700	4,700
Adjustment for deferred income tax liabilities	1,387	-	(1,387)

Revised Balance as of January 1, 2015	7,497	(25,313)	27,986

Balance before adjustments as of January 1, 2016	4,984	(30,921)	29,033
Adjustment for excess depreciation	-	4,700	4,700
Adjustment for deferred income tax liabilities	1,387	-	(1,387)

Revised Balance as of January 1, 2016	6,371	(26,221)	32,346

Balance before adjustments as of December 31, 2016	4,571	(41,300)	35,717
Adjustment for excess depreciation	-	4,700	4,700
Adjustment for deferred income tax liabilities	1,387	-	(1,387)

Revised Balance as of December 31, 2016	5,958	(36,600)	39,030

The misstatement is not considered to be material to previously-issued financial statements for any of the years ended December 31, 2008 to December 31, 2016 having assessed both quantitative and qualitative factors under SEC guidelines. The Company believes that these financial statements can continue to be relied upon and as a result, has not been amended and refiled financial statements for these years. Instead, the misstatement is required to be corrected prospectively.

The Company determined that correcting the misstatement in the current period financial statements would have been material to the statement of operations and comprehensive income in the year ended December 31, 2017, therefore the misstatement has been corrected by revising the comparative periods in this filing in accordance with Accounting Standards Codification ("ASC") 250.

In addition, during the year ended December 31, 2017, the Company evaluated that the trust funds, described below, are not an equivalent of cash, since they are restricted only for the payment of the remuneration to the grantor and so are not available for the use of the Company. The Company has debt obligations that are secured on the cash flows of certain projects via a trust scheme. These cash flows from cargo and passenger operations are pledged to the trust scheme that could use the funds to service the debt in case of a payment default. As a result, the Company does not have access to these funds until they are released from the trust scheme and are therefore reported in the restricted cash balance. Consequently, the Company reclassified an amount of $12,775,000 from cash to restricted cash in the 2016 balance sheet and the 2016 and 2015 statements of cash flows have been revised accordingly. There was no impact on total assets, net earnings or earnings per share in any period presented.

(c)    Basis of presentation

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

(d)    Estimates

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

(e)    Foreign currency

The functional currency of the Company is the U.S. Dollar, which is also the reporting currency of the Company. The local currency is the Peruvian Sol.

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

(f)    Cash

Cash includes all cash balances. The Company keeps its bank accounts in functional currency and local currency. Cash balances are freely disposable and accrue no interest.

(g)    Restricted cash

Restricted cash is the carrying amount of cash and cash equivalents which are restricted under contract or otherwise as to withdrawal or usage. These include deposits held as compensating balances against borrowing arrangements or under agreements entered into with others, but exclude compensating balance arrangements that do not legally restrict the use of cash amounts shown on the balance sheet.

(h)    Accounts receivable and allowance for doubtful accounts

The Company states its accounts receivable at their outstanding fair value adjusted for any write off and allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(i)    Inventories

Inventories include supplies for minor maintenance of fixed assets. Inventories are valued at the lower of cost or net realizable value under the weighted average method.

(j)    Income taxes

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available evidence, both positive and negative, which includes reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Management reassesses the need for valuation allowances at each reporting date. Any increase or decrease in a valuation allowance will increase or reduce, respectively, the income tax expense in the period in which there has been a change in judgment.

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when a judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2017 and 2016 the Company did not record any liabilities for uncertain tax positions.

(k)    Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and improvements is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Installations	33 years
Machinery and equipment	10 years
Transport units	5 years
Improvements to locomotive and rolling stock assets under lease	5 years
Owned locomotives and rolling stock	10 years
Furniture and fixtures and Computer equipment	4 to 10 years

(l)    Intangible assets

Software costs are recorded under assets and classified as intangibles if such costs are not part of the related hardware. Software is amortized using the straight-line method.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Copyrights and trademarks	30 years
Software and licenses	4 years

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

There were no impairments of long-lived assets in the years ended December 31, 2017, 2016 and 2015.

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

Revenues in providing these services are recognized, as appropriate, when:

1.    The amount of revenues can be reliably quantified; and

2.    The transaction-related economic benefits are likely to flow to the Company.

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

Credit risk with respect to trade accounts receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2017. Las Bambas is a major customer to the Company, and in the year ended December 31, 2017 represented 25% (2016 - 20%; 2015 - Nil%) of total revenue included within freight and cargo transport. The Company’s second largest customer is Sociedad Minera Cerro Verde, and in the year ended December 31, 2017 represented 14% (2016 - 15%; 2015 - 11%) of total revenue included within freight and cargo transport. See Note 10.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. All of the Company's long-term debt is subject to a fixed interest rate with a weighted average interest rate of 5.4% in 2017 (2016 - 5.1%; 2015 - 6.3%).

Exchange rate risk

The Company carries out some its transactions in foreign currency, but management estimates that due to the short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

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

(t)    Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. In May 2016, the FASB issued an update that clarified guidance in certain narrow aspects of the topic. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption was permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods). In July 2017, the SEC announced that certain public business entities, for which PeruRail meets the definition, were able to defer the adoption of the new standard for one year. The Company intends to adopt the standard in the annual period beginning January 1, 2019 under the modified retrospective approach with a cumulative effect recognized in equity and no prior period restatement.

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2017, the SEC announced that certain public business entities, for which PeruRail meets the definition, were able to defer the adoption of the new standard for one year. PeruRail is currently evaluating the impact of the adoption of this guidance on its financial statements, but expects that this standard may have a material effect on its balance sheet.

In August 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied on a retrospective basis where applicable. The Company intends to adopt the standard in the annual period beginning January 1, 2018. The Company is assessing the impact of the classification rules under the eight types of cash flow identified by the new guidance, in particular, those related to debt prepayments or extinguishment, proceeds from insurance settlements, distributions from equity method investees and separately identifiable cash flows. Perurail does not expect the adoption of this guidance to have a material effect on its financial statements.

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The new guidance will be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements. The Company intends to adopt the standard in the annual period beginning January 1, 2018 and does not expect the adoption of this guidance to have a material effect on its financial statements.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows, including disclosing the nature of restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2018. PeruRail is currently assessing the impact of this guidance on its financial statements. As cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet will be required. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

In February 2017, the FASB issued new guidance to clarify the scope of the FASB's guidance on nonfinancial asset derecognition (ASU 610-20), as well as the accounting for partial sales of nonfinancial assets. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019 and does not expect the adoption of this guidance to have a material effect on its financial statements.

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2017	2016
December 31,	$’000	$’000

Land	1,353	1,353
Installations	38,761	22,144
Machinery and equipment	30,961	29,916
Transport units	18,670	18,670
Improvements to locomotive and rolling stock assets under lease	44,457	36,035
Owned locomotives and rolling stock	66,000	63,309
Furniture and fixtures	295	294
Works in progress	16,851	23,839
	217,348	195,560

Less: Accumulated depreciation (see Note 1(b))	(46,099)	(36,600)

Total property, plant and equipment, net of accumulated depreciation	171,249	158,960

The major classes of assets under capital leases included above are as follows:

	2017	2016
December 31,	$’000	$’000

Locomotives and rolling stock	26,689	10,301
Less: Accumulated depreciation	(5,944)	(1,473)

Total property, plant and equipment under capital leases, net of accumulated depreciation	20,745	8,828

The depreciation charge on property, plant and equipment for the year ended December 31, 2017 was $21,689,000 (2016 - $20,115,000; 2015 - $8,941,000).

In 2017, the Company acquired assets in the amount of $16,362,000 (2016 - $73,593,000; 2015 - $Nil) to provide transportation services to Minera Las Bambas S.A., which include moving copper concentrate from the Company's transfer station to the delivery port according to the contract which was signed in June 2015. The assets acquired during 2017 related to a new transfer station which was built to facilitate the transfer of loaded containers from trucks to the trains, while in 2016 the assets acquired were related to locomotives, freight wagons and containers.

No property, plant and equipment impairments were recorded in the years ended December 31, 2017, 2016 and 2015.

3.    Intangible assets

Intangible assets consist of the following as of December 31, 2017 and 2016:

	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2016	122	747	869
Additions	—	193	193

Balance at December 31, 2016	122	940	1,062

Additions	—	1,896	1,896

Balance at December 31, 2017	122	2,836	2,958

Accumulated amortization:
Balance at January 1, 2016	67	380	447
Charge for the period	55	110	165

Balance at December 31, 2016	122	490	612

Charge for the period	—	32	32

Balance at December 31, 2017	122	522	644

Net book value:
December 31, 2015	55	367	422

December 31, 2016	—	450	450

December 31, 2017	—	2,314	2,314

Amortization expense for the year ended December 31, 2017 was $32,000 (2016 - $165,000; 2015 - $57,000).

Estimated amortization expense for each of the years ended December 31, 2018 to 2022 is $90,000.

4.    Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	2017	2016
December 31,	$’000	$’000

Working capital facilities	—	2,029

In 2017, the working capital facilities were paid in full. In 2016, the working capital facilities accrued interest at a weighted average rate of 3.73% and included a short term facility to finance insurance policies.

At December 31, 2017, the Company had approved lines of credit of approximately $19,550,000 (2016 - $15,918,000), which can be used as working capital. This includes guarantee letters issued by various financial institutions with various expiration dates, of which $17,790,000 was undrawn as at December 31, 2017 (2016 - $ 11,250,000). The remaining amount of $1,760,000 as at December 31, 2017 (2016 - $2,639,000) relates to non-executed guarantee letters issued to cover operational needs.

In 2016, the Company issued a $15,000,000 third party bank guarantee in favor of the lenders of Las Bambas project, with an annual fee payment of 2%, as security for the pending registration of the surface rights over the land on which infrastructure for the Las Bambas project is being built. The bank guarantee will be released by the lenders upon the registration in the local land office of the surface rights over the land.

5.    Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2017	2016
December 31,	$’000	$’000

Remuneration and profit sharing payable	3,998	3,434
Deferred revenue	7,841	3,163
Current tax payable	-	1,606
Provision for purchases and services	1,921	982
Advance payments received from passengers	1,204	756
Vacation payable	748	739
Employees’ length of service compensation	175	150
Other tax payable	284	131
Other accounts payable	1,415	821

	17,586	11,782

6.    Long-term debt, obligations under capital lease and fair value disclosures

(a)    Long-term debt

Long-term debt consists of the following:

	2017	2016
December 31,	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over a period of 6 to 10 years (2016 - ten years), with a weighted average interest rate of 5.4% (2016 - 5.1%)	135,589	153,217
Obligations under capital lease (see Note 6(b))	20,620	7,170

Total long-term debt and obligations under capital lease	156,209	160,387

Less: Current portion	23,618	18,617
Less: Debt issuance costs	2,806	3,021

Non-current portion of long-term debt and obligations under capital lease	129,785	138,749

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2017 and 2016.

The bank loans are associated with the transportation of copper concentrate for two mining projects. Debt service is taken from the revenue generated by the transportation of the concentrate and the Lenders have security over the revenue streams and the specific assets (locomotives, wagons, containers and other infrastructure) used in those contracts. The estimated annual revenue streams amount to $57,000,000 (excluding VAT), and the carrying value of the assets as of December 31, 2017, is $95,316,000. The Lenders have no recourse to any other assets of Perurail.

During 2016, the Company entered into two non-recourse loans in connection with the Las Bambas project. The first one was for a total $126,956,000 with drawdowns between February and May 2016 in three tranches; each tranche was subject to different annual effective interest rates (5.2%, 5.85% and 3.1%). This loan is paid in quarterly installments with a maturity date on February 2026. The second loan was for $34,100,000 and was fully drawn down on June 2016 at an annual effective interest rate of 6.23%. This second loan is paid in monthly installments with a maturity date in September 2023.

The balance of debt issuance costs related to the above outstanding long-term debt of the Company was $2,806,000 at December 31, 2017 (2016 - $3,021,000) and is amortized to interest expense over the term of the corresponding long-term debt.

Perurail guarantees the long-term debt obligations of Ferrocarril Transandino for the period of its lease with the Company as described in Note 1(a). The guarantee applies to payment defaults of amounts equal to or greater than $ 1,000,000. Ferrocarril Transandino had no long-term debt outstanding as of December 31, 2017 (2016 - $1,000,000). See Note 13.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital lease at December 31, 2017:

Year ending December 31,	$’000

2018	20,097
2019	14,750
2020	13,664
2021	14,447
2022 and thereafter	72,631

Total long-term debt excluding obligations under capital leases	135,589

(b)    Obligations under capital lease

At December 31, 2017, the Company had four leasing contracts. The amounts of the obligations under capital leases are $4,147,000, $4,564,000, $8,423,000 and $3,486,000, with one capital lease (amounting to $8,423,000 at December 31, 2017) entered into during 2017. With this addition during the year, the total amount of the obligations under capital leases as at December 31, 2017 is $20,620,000.

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2017:

Year ending December 31,	$’000

2018	4,797
2019	4,475
2020	4,553
2021	4,639
2021 and thereafter	3,607
22,071
Minimum lease payments
Less: amount of interest contained in above payments	1,451

Present value of minimum lease payments	20,620
Less: current portion	3,521

17,099

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

The estimated fair values of the Company’s debt as of December 31, 2017 and 2016 are as follows:

	December 31, 2017		December 31, 2016
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000

Long-term debt, including current portion, before deduction of debt issuance costs, excluding obligations under capital leases	135,589	134,059	153,217	154,207

(d)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2017, 2016 and 2015.

7.    Income taxes

The provision for income taxes consists of the following:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Earnings before income tax	17,470	24,093	17,250

Current income tax charge	(8,028)	(9,257)	(6,048)

Deferred income tax credit	2,656	412	1,126

Total	(5,372)	(8,845)	(4,922)

The reconciliations of the Peruvian income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Year ended December 31,	%	%	%

Peruvian income tax rate	29.5	28	28
Permanent differences	4.0	9	7
Change of rate	—	2	—
Other	(2.8)	(2)	(6)

Effective tax rate	30.7	37	29

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2017	2016	2015
December 31,	$’000	$’000	$’000

Provisions included in books	133	228	369
Other deferred income tax assets	1,326	779	128

Deferred income tax assets	1,459	1,007	497

Fixed assets and intangibles	(3,879)	(8,516)	(8,800)
Exchange rate related to fixed assets	(61)	1,731	2,041
Other deferred tax liabilities	(821)	(180)	(109)

Deferred income tax liabilities	(4,761)	(6,965)	(6,868)

Net deferred income tax liabilities	(3,302)	(5,958)	(6,371)

By means of Legislative Decree No. 1261, enacted on December 10, 2016, the Peruvian income tax law was amended to be effective as of fiscal 2017. This amendment sets forth a corporate income tax rate of 29.5%. It also sets forth an income tax rate on dividends of 5% applicable to non-domiciled legal entities and individuals effective as of fiscal 2017. Profits accumulated up to December 31, 2017 will continue to be taxed at 6.8% income tax rate regardless of whether the distribution is agreed or occurs in subsequent periods.

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

For the year ended December 31, 2016, the Company increased its legal reserve by the amount of $916,000, which was set aside from earnings corresponding to the 2016 period. Calculations of the legal reserve are based on locally prepared financial statements in accordance with International Financial Reporting Standards as required by “Ley General de Sociedades” in Peru.

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. Dividends to be distributed to shareholders other than legally resident entities are subject to an income tax of 6.8% (based on the profits in 2015 and 2016) and 5.00% (on the profits for 2017 and thereafter) by the shareholders; the Company is required to withhold and settle these taxes.

 9.    Employees’ profit sharing

Pursuant to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. See Note 1(s).

10.     Revenue, net of discount

Financial information regarding the breakdown of revenues by type of product is as follows:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Passenger transport	87,648	86,004	84,223
Freight and cargo transport	66,787	57,108	17,078
Other	2,645	3,459	3,281

Revenue	157,080	146,571	104,582

11.    Commitments and contingencies

As of December 31, 2017, the Company has five pending labor-related legal proceedings with claimed damages of $2,855,000. The Company does not believe that these claims have merit and expects to prevail.

The Company has approximately $28,661,000 of bank guarantees and letters of credit at December 31, 2017 (2016 - $19,744,000) issued by various financial institutions to third parties as security under various contractual arrangements and with a range of expiration dates from March 2018 to December 2018, with the largest single commitment being the fifteen million dollar ($15,000,000) bank guarantee provided in connection with the Las Bambas contract. See Note 4.

Rental expense for the year ended December 31, 2017 amounted to $517,000 (2016 - $502,000; 2015 - $641,000).

12.    Supplemental cash flow information

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:

Interest	6,026	6,116	459

Income taxes	9,721	5,522	5,230

The Company entered into capital leases during the year ended December 31, 2017. See Note 6(b).

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure. The change in accounts payable was a decrease of $9,349,000 for the year ended December 31, 2017.

As of December 31, 2017, there are provisions for unpaid interest which amount to $1,064,000, which has reflected an increase in accounts payable of $1,064,000.

13.    Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2017 was $ 2,643 (2016 - $Nil).

Accounts receivable from Ferrocarril Transandino, an affiliate, for working capital requirements at December 31, 2017 were $18,359,000 (2015 - $21,708,000). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino.

Accounts receivable from Peru Belmond Hotel SA at December 31, 2017 was $5,000 (2016 -$6,000).

Accounts receivable from Belmond Peru Management S.A. at December 31, 2017 was $39,000 (2016 - $Nil).

Accounts receivable from Venice Simplon Orient Express at December 31, 2017 was $110,000 (2016 - $Nil).

The accounts receivable from Rail Asset S.A.C. for loans and working capital requirements were fully paid as of December 31, 2016.

The amount due to Ferrocarril Transandino at December 31, 2017 was $279,000 (2016 - $295,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts accrue no interest. In 2017, the Company received services from Ferrocarril Transandino in the amount of $26,593,000 (2016 - $26,181,000; 2015 - $20,276,000), including a value added tax of 18% (2016 and 2015 - 18%).

Perurail guarantees the long-term debt obligations of Ferrocarril Transandino S.A. for the period of its lease with the Company as described in Note 1(a). The guarantee applies to payment defaults of amounts equal to or greater than $1,000,000. Ferrocarril Transandino had no long-term debt outstanding as of December 31, 2017 (2016 - $Nil; 2015 - $2,927,000). See Notes 1(a) and 6.

The amount due to Belmond Peru S.A. for expense reimbursements at December 31, 2017 was $6,000 (2016 - $Nil).

The amount due to Belmond Peru Management S.A. at December 31, 2017 was $3,675,000 (2016 - $5,122,000; 2015 - $4,071,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Ltd. at December 31, 2017 was $Nil (2016 - $41,000) relating to the invoicing of licence fees and marketing expenses.

The amount due to Peru Belmond Experiences S.A. at December 31, 2017 was $14,000 (2016 - $Nil) relating to the invoicing of working capital facilities.

The amount due to Peru Belmond Hotels S.A. at December 31, 2017 was $256,000 (2016 -$190,000) relating to the invoice of on-board catering services, which accrues no interest.

On April 19, 2016, the Company completed the purchase of carriages to be used as the Belmond Andean Explorer service from Belmond Ltd., which were formerly operated as the Great South Pacific Express in Queensland, Australia. The amount paid for this equipment was $2,362,000.

FERROCARRIL TRANSANDINO S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ferrocarril Transandino S.A.
Lima, Peru

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Ferrocarril Transandino S.A. as of December 31, 2017, and the related statements of operations and comprehensive (loss)/income, of changes in shareholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ferrocarril Transandino S.A. as of December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying balance sheet of Ferrocarril Transandino S.A. as of December 31, 2016, and the related statements of operations and comprehensive (loss)/income, of changes in shareholders’ equity and cash flows for the years ended December 31, 2016 and 2015 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2016 and 2015 financial statements to be audited and they are therefore not covered by this report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Gaveglio, Aparicio y Asociados S. Civil de R. L.
Lima, Peru
June 26, 2018

Countersigned by:

/s/ Francisco Patiño
Francisco Patiño
Peruvian Certified Public Accountant
Register No. 01-25611

We have served as the Company’s auditor since 2017

Ferrocarril Transandino S.A.
Balance Sheets

	2017	2016
December 31,	$’000	$’000
		(unaudited)

Assets
Cash	997	1,214
Restricted cash	9,921	6,984
Accounts receivable, net of allowances of $Nil and $Nil	772	1,334
Due from related parties	279	296
Inventories	4,474	3,810
Prepaid expenses and other	2,706	3,632

Total current assets	19,149	17,270

Property, plant and equipment, net of accumulated depreciation of $1,224 and $1,190	443	247
Deferred costs, net of impairment loss of $58,531 and accumulated amortization of $27,134 and $23,447	27,604	82,564
Intangible assets, net of accumulated amortization of $835 and $818	92	109
Deferred income tax asset, net	4,354	—
Other assets	—	2,512

Total non-current assets	32,493	85,432

Total assets	51,642	102,702

Liabilities and Shareholders’ Equity
Working capital facilities	—	2,125
Accounts payable	1,658	751
Accrued liabilities	20,025	13,544
Due to related parties	18,444	21,805

Total current liabilities	40,127	38,225

Deferred income tax liability, net	—	12,481
Deferred revenue	7,544	10,498

Total long-term liabilities	7,544	22,979

Total liabilities	47,671	61,204

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares S/1.00 par value (25,000 shares authorized):
Issued - 25,000 (2016 - 25,000)	7,857	7,857
Legal reserve	546	546
Retained (deficit)/earnings	(4,432)	33,095

Total shareholders’ equity	3,971	41,498

Total liabilities and shareholders’ equity	51,642	102,702
 The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Statements of Operations and Comprehensive (Loss)/Income

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000
		(unaudited)	(unaudited)

Revenue, net of discounts	31,064	26,125	19,831

Expenses:
Cost of services	(13,174)	(11,271)	(7,445)
Selling, general and administrative	(6,281)	(4,010)	(3,214)
Depreciation and amortization	(3,738)	(4,798)	(3,684)
Impairment of assets	(58,531)	—	—

Total operating costs and expenses	(81,724)	(20,079)	(14,343)

(Losses)/earnings from operations	(50,660)	6,046	5,488

Interest expense, net	(204)	(361)	(1,068)
Foreign currency, net	(100)	(78)	351

(Losses)/earnings before income tax	(50,964)	5,607	4,771

Benefit from/(provision for) income taxes	13,437	(1,014)	1,398

Net (losses)/earnings and comprehensive (losses)/income	(37,527)	4,593	6,169

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings/(deficit)	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2015 (unaudited)	7,857	546	22,333	30,736

Net earnings (unaudited)	—	—	6,169	6,169

Balance at December 31, 2015 (unaudited)	7,857	546	28,502	36,905

Net earnings (unaudited)	—	—	4,593	4,593

Balance at December 31, 2016 (unaudited)	7,857	546	33,095	41,498

Net losses	—	—	(37,527)	(37,527)

Balance at December 31, 2017	7,857	546	(4,432)	3,971

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Statements of Cash Flows

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000
		(unaudited)	(unaudited)

Cash flows from operating activities:
Net (losses)/earnings	(37,527)	4,593	6,169
Adjustment to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation	34	23	36
Amortization	3,704	4,775	3,648
Impairment of assets	58,531	—	—
Change in deferred tax	(16,835)	(1,474)	(1,398)

Change in assets and liabilities:
(Increase)/decrease in accounts receivable	562	(1,104)	208
Decrease/(increase) in prepaid expenses and other	926	2,039	(2,798)
(Increase)/decrease in inventories	(664)	49	(105)
Increase/(decrease) in accounts payable	403	(1,927)	(1,562)
Increase/(decrease) in due from related parties	17	(78)	2
Increase in accrued liabilities	6,481	8,237	140
(Decrease)/increase in deferred revenue	(442)	(2,248)	1,723

Total adjustments	52,717	8,292	(106)

Net cash provided by operating activities	15,190	12,885	6,063

Cash flows from investing activities:

Increase in restricted cash	(2,937)	(467)	(1,442)
Capital expenditures	(6,984)	(6,603)	(2,953)

Net cash used in investing activities	(9,921)	(7,070)	(4,395)

Cash flows from financing activities:
Payments on working capital facilities	(2,125)	(6,496)	(4,060)
(Decrease)/increase in due from related parties	(3,361)	747	2,127

Net cash used in financing activities	(5,486)	(5,749)	(1,933)

Net (decrease) /increase in cash	(217)	66	(265)

Cash at beginning of year	1,214	1,148	1,413

Cash at end of year	997	1,214	1,148

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Notes to Financial Statements

1.    Summary of significant accounting policies and basis of presentation

(a)    Business

Ferrocarril Transandino S.A. (hereinafter the “Company”) was incorporated in the city of Lima, Peru in 1999.

The Company is 50% owned by Belmond Ltd., which is incorporated in Bermuda, and 50% owned by Peruval Corp. S.A., which is incorporated in Panama.

Its headquarters and registered address are located at Av. Armendariz 480 office 501, District of Miraflores, Department of Lima.

The purpose of the Company is to act as the concessionaire under its concession from the Government of Peru to operate the track network in southern and southeastern Peru, for which it receives payment by operators on the track network of track access fees, a portion of which it pays to the Government. As the concessionaire, it is responsible for maintenance of the track network and certain other assets that are part of the concession, such as locomotives and rolling stock and for the development of the track network.

In September 1999, the Company was awarded the South and South-East Railways operation pursuant to a public bidding process through the Ministry of Transport and Communications ("MTC") in Peru. The concession under the Concession Contract entered into between the Company and MTC in 1999 (the "Concession Contract") had an initial term of 30 years with an option to apply for six 5-year extensions. In 2003, the MTC granted the Company the initial five-year extension. The MTC has denied the Company's second and third requests for extensions in 2009 and 2017, respectively. As a result, the Company can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years are remaining as of December 31, 2017. The life of the concession is now expected to expire in September 2034.

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

(f)    Restricted cash

Restricted cash is the carrying amount of cash and cash equivalents which are restricted under contract or otherwise as to withdrawal or usage. The restricted cash is mainly composed of funds held in a trust account of a local bank. The collected cash from operations of the Company is deposited into a reserve account as restricted fund to be used to pay the remuneration to the Peruvian State. See Note 1(p).

(g)    Accounts receivable and allowance for doubtful accounts

The Company states its accounts receivable at their outstanding fair value adjusted for any write off and allowance for doubtful accounts. The Company maintains an allowance for doubtful accounts for specifically identified estimated losses resulting from the inability of its customers to make required payments.

(h)    Inventories

Inventories include supplies for minor and major maintenance of railway track. Inventories are valued at the lower of cost or net realizable value under the weighted average method.

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

In evaluating the Company’s ability to recover deferred tax assets, management considers all available evidence, both positive and negative, which includes reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. Management reassesses the need for valuation allowances at each reporting date. Any increase or decrease in a valuation allowance will increase or reduce, respectively, the income tax expense in the period in which there has been a change in judgment.

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when a judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2017 and 2016 the Company did not record any liabilities for uncertain tax positions.

(j)    Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and improvements is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Installations	5 to 33 years
Machinery and equipment	10 years
Transport units	5 years
Owned locomotives and rolling stock	10 years
Furniture and fixtures and Computer equipment	5 to 10 years

(k)    Deferred costs

In 1999, the Company was awarded a concession from the Government of Peru to operate the track network, including the use of rail track, rail stations and other ancillary rail-related services and businesses of the South and South-East Railways in Peru. Through this concession, the Company maintains and develops rail tracks, stations and other rail services where it has been granted rights to perform such services. In accordance with ASC 853 Service Concession Arrangements, the Company defers construction costs related to the investment in infrastructure to the extent that these costs meet the definition of an asset and are probable of recovery through the operation of the infrastructure.

These deferred costs are amortized over the estimated useful life of the concession.

The Concession Contract had an initial term of 30 years with an option to apply for six 5-year extensions. In 2003, the MTC granted the Company the initial five-year extension. The MTC has denied the Company's second and third requests for extensions in 2009 and 2017, respectively. As a result, the Company can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years are remaining as of December 31, 2017. The life of the concession is now expected to expire in September 2034.

(l)    Intangible assets

Software costs are recorded under assets and classified as intangibles if such costs are not part of the related hardware. Software is amortized using the straight-line method.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Software and licenses	4 years

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

An impairment charge of $58,531,000 was recorded in the year ended December 31, 2017 (2016: $Nil; 2015: $Nil). See Note 3.

(n)    Employees’ length of service compensation

The provision for employees’ length of service compensation included under taxes and other accounts payable is charged to operations as the compensation becomes due.

(o)    Recognition of income from the exploitation of goods under concession

Income from the operation of goods under the concession is recognized, as appropriate when:

1.    The amount of revenues can be reliably quantified; and

2.    The transaction-related economic benefits are likely to flow to the Company.

Income from use of railway

The income from the use of the railway is recognized at the moment at the time an operator using the track makes effective use of the railway network based on the kilometers traveled; the rate charged per kilometer traveled is subject to the annual automatic adjustment mechanism as set forth in the Concession Contract.

Income from rental of wagons, cars and locomotives

The rental income for wagons, cars and locomotives is recognized based on the kilometers traveled.

Income from rental of real estate (usufruct contract)

Revenues from the rental of real estate are recognized monthly on a straight-line basis in the periods in which the rents are accrued.

Deferred revenue includes revenue related to the above income streams which has been collected, but the related services have not yet been provided.

(p)    Remuneration to the State

Under the Concession Contract, the Company is committed to pay the following amounts, net of any credits:

-	Main consideration, which is to be paid annually, amounting to 37.25% of gross revenues (as defined in the Concession Contract), excluding any revenues from the lease of locomotives and rolling stock.

-	Special consideration, which is to be paid monthly, amounting to 50% of the revenues obtained from the lease of locomotives and rolling stock.

The Company has generated valid credits against the main consideration and will apply the remaining balance of the credit ($2,512,000)  to the calculated amounts to be paid during 2018. Under the Concession Contract, the Company is not entitled to generate additional credits.

(q)    Risks and uncertainties

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

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company mitigates the liquidity risk through its procedure to monitor and manage asset and liability maturity dates, and  using its available lines of credit. According to the projected cash flow and under current conditions, the Company estimates to pay in full the liability with its related affiliate, Perurail S.A. ("Perurail") (see Note 12), by 2021.

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities.

Exchange rate risk

The Company carries out some of its transactions in foreign currency, but management estimates that due to the short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

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

(s)    Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. In May 2016, the FASB issued an update that clarified guidance in certain narrow aspects of the topic. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption was permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods). In July 2017, the SEC announced that certain public business entities, for which Ferrocarril Transandino meets the definition, were able to defer the adoption of the new standard for one year. The Company intends to adopt the standard in the annual period beginning January 1, 2019 under the modified retrospective approach with a cumulative effect recognized in equity and no prior period restatement.

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. In transition, lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. In July 2017, the SEC announced that certain public business entities, for which Ferrocarril Transandino meets the definition, were able to defer the adoption of the new standard for one year. Ferrocarril Transandino is currently evaluating the impact of the adoption of this guidance on its financial statements, but expects that this standard may have a material effect on its balance sheet.

In August 2016, the FASB issued new guidance which clarifies the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. The new guidance will be applied on a retrospective basis where applicable. The Company intends to adopt the standard in the annual period beginning January 1, 2018. The Company is assessing the impact of the classification rules under the eight types of cash flow identified by the new guidance, in particular, those related to debt prepayments or extinguishment, proceeds from insurance settlements, distributions from equity method investees and separately identifiable cash flows. Ferrocarril Transandino does not expect the adoption of this guidance to have a material effect on its financial statements.

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. The new guidance will be applied on a modified retrospective basis, recognizing the effects in retained earnings as of the beginning of the year of adoption. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements. The Company intends to adopt the standard in the annual period beginning January 1, 2018 and does not expect the adoption of this guidance to have a material effect on its financial statements.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows, including disclosing the nature of restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2018. Ferrocarril Transandino is currently assessing the impact of this guidance on its financial statements. As cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, a reconciliation of the totals in the statement of cash flows to the related captions in the balance sheet will be required. The Company does not expect the adoption of this guidance to have a material effect on its financial statements.

In February 2017, the FASB issued new guidance to clarify the scope of the FASB's guidance on nonfinancial asset derecognition (ASU 610-20), as well as the accounting for partial sales of nonfinancial assets. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019 and does not expect the adoption of this guidance to have a material effect on its financial statements.

In May 2017, the FASB issued new guidance on service concession arrangements. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2017	2016
December 31,	$’000	$’000
		(unaudited)
Machinery and equipment	879	809
Transport units	717	559
Furniture and fixtures	71	69
	1,667	1,437

Less: Accumulated depreciation	(1,224)	(1,190)

Total property, plant and equipment, net of accumulated depreciation	443	247

The depreciation charge on property, plant and equipment for the year ended December 31, 2017 was $34,000 (2016 - $23,000; 2015 - $36,000).

In 2017, the Company acquired assets in the amount of $230,000 (2016 - $17,000; 2015 - $82,000), which are mainly related to improvements to the railway track.

No property, plant and equipment impairments were recorded in the years ended December 31, 2017, 2016 and 2015.

3.    Deferred costs

Deferred costs consist of the following as of December 31, 2017 and 2016:

Total
$’000

Carrying amount:
Balance at January 1, 2016 (unaudited)	97,997
Additions (unaudited)	8,014

Balance at December 31, 2016 (unaudited)	106,011

Additions	7,258

Balance at December 31, 2017	113,269

Accumulated amortization:
Balance at January 1, 2016 (unaudited)	18,686

Charge for the period (unaudited)	4,761

Balance at December 31, 2016 (unaudited)	23,447

Charge for the period	3,687
Impairment	58,531

Balance at December 31, 2017	85,665

Net book value:
December 31, 2016 (unaudited)	82,564

December 31, 2017	27,604

Amortization expense for the year ended December 31,2017 was $3,687,000 (2016 - $4,761,000; 2015 - $3,627,000).

The Company invests in and develops rail tracks, stations and other rail services where it has been granted rights to perform such services. The Company defers construction costs related to the investment in infrastructure to the extent that these costs meet the definition of an asset and are probable of recovery through the operation of the infrastructure.

Additions for the year ended December 31, 2017 was $7,258,000 (2016 - $8,014,000; 2015 - $3,444,000).

These deferred costs are amortized over the estimated useful life of the concession.

During the year ended December 31, 2017, the Company considered whether the change in the useful life of the concession, described below, indicated that the carrying amount of thee related deferred costs may not be recoverable.

The Concession Contract had an initial term of 30 years with an option to apply for six 5-year extensions. In 2003, the MTC granted the Company the initial five-year extension. The MTC has denied the Company's second and third requests for extensions in 2009 and 2017, respectively. As a result, the Company can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years are remaining as of December 31, 2017. The life of the concession is now expected to expire in September 2034.

Based on the shorter time period over which to recover the carrying value of the asset, Ferrocarril Transandino concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to management’s best estimate of the fair value based on internally developed discounted cash flow analysis. As a result, an impairment charge of $58,531,000 was recorded in the year ended December 31, 2017, included within impairment of assets in the statements of operations and comprehensive (loss)/income.

There were no impairments of assets in the years ended December 31, 2016 and 2015.

4.    Intangible assets

Intangible assets consist of the following as of December 31, 2017 and 2016:

	Concessions	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2016 (unaudited)	228	699	927
Additions (unaudited)	—	—	—

Balance at December 31, 2016 (unaudited)	228	699	927

Additions	—	—	—

Balance at December 31, 2017	228	699	927

Accumulated amortization:
Balance at January 1, 2016 (unaudited)	123	681	804
Charge for the period (unaudited)	8	6	14

Balance at December 31, 2016 (unaudited)	131	687	818

Charge for the period	8	9	17

Balance at December 31, 2017	139	696	835

Net book value:
December 31, 2016 (unaudited)	97	12	109

December 31, 2017	89	3	92

Amortization expense for the year ended December 31, 2017 was $17,000 (2016 - $14,000; 2015 - $21,000).

Estimated amortization expense for each of the years ended December 31, 2018 to 2022 is $17,000.

5.    Working capital facilities

Working capital facilities are composed of the following, all repayable within one year:

	2017	2016
December 31,	$’000	$’000
		(unaudited)
Working capital facilities	—	2,125

In 2017, the working capital facilities were paid in full. In 2016, the working capital facilities accrued interest at a weighted average rate of 3.73% and included a short term facility to finance insurance policies.

At December 31, 2017, the Company had approved lines of credit of approximately $5,150,000 (2016 - $5,150,000), which can be used as working capital. This includes guarantee letters issued by various financial institutions with various expiration dates, of which $5,070,000 was undrawn as at December 31, 2017 (2016 - $ 2,950,000). The remaining amount of $80,000 as at December 31, 2017 (2016 - $75,000), relates to non-executed guarantee letters issued to cover operational needs.

6.    Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2017	2016
December 31,	$’000	$’000
		(unaudited)
Concession fee to the State (see Note 1(p))	9,018	7,112
Accrual for tax contingencies	3,497	2,488
Deferred revenue	2,955	2,836
Current tax payable	1,968	—
Remuneration and profit sharing payable	732	206
Provision for purchases and services	731	434
Vacation payable	110	112
Other tax payable	101	25
Employees’ length of service compensation	24	20
Other accounts payable	889	311

	20,025	13,544

7.    Income taxes

The provision for income taxes consists of the following:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000
		(unaudited)	(unaudited)
(Losses)/earnings before income tax	(50,964)	5,607	4,771

Current income tax charge	(3,398)	(2,488)	—

Deferred income tax credit/(charge)	16,835	1,474	(1,398)

Total	13,437	(1,014)	(1,398)

The reconciliations of the Peruvian income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Year ended December 31,	%	%	%
		(unaudited)	(unaudited)
Peruvian income tax rate	29.5	28	28
Permanent differences	—	6	11
Change of rate	—	(2)	—
Other	(3.5)	(14)	(10)

Effective tax rate	26.0	18	29

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000
		(unaudited)	(unaudited)
Provisions included in books	106	36	19
Other deferred income tax assets	—	858	1,953

Deferred income tax assets	106	894	1,972

Fixed assets and intangibles	(4,538)	11,524	11,943
Other deferred tax liabilities	78	63	40

Deferred income tax liabilities	(4,460)	11,587	11,983

Net deferred income tax (assets)/liabilities	(4,354)	12,481	13,955

By means of Legislative Decree No. 1261, enacted on December 10, 2016, the Peruvian income tax law was amended to be effective as of fiscal 2017. This amendment sets forth a corporate income tax rate of 29.5%. It also sets forth an income tax rate on dividends of 5% applicable to non-domiciled legal entities and individuals effective as of fiscal 2017. Profits accumulated up to December 31, 2017 will continue to be taxed at 6.8% income tax rate regardless of whether the distribution is agreed or occurs in subsequent periods.

8.    Shareholders’ equity

(a)    Share capital and additional-paid in capital

The shareholders of the Company are as follows:

	Number of shares	Percentage ownership

Belmond Ltd.	12,500,000	50
Peruval Corp S.A.	12,500,000	50

	25,000,000	100

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

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. Dividends to be distributed to shareholders other than legally resident entities are subject to an income tax of 6.8% (based on the profits in 2015 and 2016) and 5.00% (on the profits for 2017 and thereafter) by the shareholders; the Company is required to withhold and settle these taxes.

 9.    Employees’ profit sharing

Pursuant to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. See Note 1(r).

10.    Commitments and contingencies

As of December 31, 2017, the Company has administrative proceedings pending with various local governments with an aggregate claimed exposure of approximately $2,000,000. The Company does not believe that these claims have merit and expects to prevail.

In 2017, the Company issued a $9,899,000 third party bank guarantee in favor of MTC to guarantee the compliance of the Concession Contract (2016: $7,261,000).

11.    Supplemental cash flow information

	2017	2016	2015
Year ended December 31,	$’000	$’000	$’000
		(unaudited)	(unaudited)
Cash paid during the period for:

Interest	—	192	22

Income taxes	140	165	164

To reflect the actual cash paid for capital expenditure to acquire deferred costs and property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were a decrease of $504,000 and $1,428,000 for the years ended December 31, 2017 and 2016, respectively.

12.    Related party transactions

Accounts receivable to Perurail at December 31, 2017 was $279,000 (2016 - $296,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts accrue no interest. In 2017, the Company provided services to Perurail in the amount of $26,593,000 (2016 - $26,181,000; 2015 - $20,276,000), including a value added tax of 18% (2016 and 2015 - 18%).

The amount due to Perurail for working capital requirements at December 31, 2017 was $18,359,000 (2016 - $21,708,000). These accounts fluctuate as the Company provides services by the railway, locomotives and rolling stock, and stations and yards.

The amount due to Belmond Peru Management S.A. at December 31, 2017 was $76,000 (2016 - $67,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Hotels UK Ltd. at December 31, 2017 was $ 8,000 (2016 - $22,000) relating to external expenses reimbursements.

The amount due to Belmond Peru S.A. at December 31, 2017 was $1,000 (2016 - Nil) relating to expense reimbursements established in the current management agreement.

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
23
Consent of Deloitte LLP relating to Form S-3 Registration Statement No. 333-215029 and Form S-8 Registration Statements No. 333-58298, No. 333-129152, No. 333-147448, No. 333-161459, No. 333-168588 and No. 333-183142 *

23.1		Consent of Pazos, López de Romaña, Rodriguez S.C.

Exhibit No.	Incorporated by Reference to	Description
23.2		Consent of Gaveglio, Aparicio y Asociados S. Civil de R. L.
23.3		Consent of Gaveglio, Aparicio y Asociados S. Civil de R. L.
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file *

* Previously filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2017.

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

Dated:  June 27, 2018

BELMOND LTD.

By:	/s/ Martin O'Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer