Form 10-Q
period 2018-06-30
Belmond Ltd.
filed 2018-08-09
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2018

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

 As of August 6, 2018, 102,958,763 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	June 30, 2018	December 31, 2017
	$’000	$’000
Assets
Cash and cash equivalents	160,864	180,153
Restricted cash	7,408	3,121
Accounts receivable, net of allowances of $647 and $544	60,971	34,373
Due from unconsolidated companies	14,771	12,762
Prepaid expenses and other	14,015	13,327
Inventories	22,138	23,092
Total current assets	280,167	266,828

Property, plant and equipment, net of accumulated depreciation of $434,264 and $417,738	1,228,098	1,168,044
Investments in unconsolidated companies	65,035	64,644
Goodwill	115,561	120,220
Other intangible assets	21,241	19,778
Other assets	17,134	14,123
Total assets (1)	1,727,236	1,653,637

Liabilities and Equity
Accounts payable	18,397	15,815
Accrued liabilities	99,231	79,455
Deferred revenue	54,360	32,786
Current portion of long-term debt and obligations under capital leases	6,367	6,407
Total current liabilities	178,355	134,463

Long-term debt and obligations under capital leases	778,097	700,752
Liability for pension benefit	256	650
Other liabilities	2,963	3,023
Deferred income taxes	98,449	115,381
Liability for uncertain tax positions	567	532
Total liabilities (1)	1,058,687	954,801

Commitments and contingencies (Note 19)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,888,263 (2017 — 102,365,933)	1,029	1,024
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2017 — 18,044,478)	181	181

Additional paid-in capital	988,180	985,566
Retained (losses)/earnings	(2,555)	13,278
Accumulated other comprehensive loss	(318,505)	(301,322)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2017 — 18,044,478)	(181)	(181)
Total shareholders’ equity	668,149	698,546
Non-controlling interests	400	290
Total equity	668,549	698,836

Total liabilities and equity	1,727,236	1,653,637

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at June 30, 2018 and December 31, 2017 is Charleston Center LLC. The assets and liabilities relating to this VIE at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018	December 31, 2017
	$’000	$’000

Assets
Cash and cash equivalents	730	1,530
Accounts receivable, net of allowances of $Nil and $Nil	4,212	3,623
Prepaid expenses and other	823	935
Inventories	1,422	1,360
Total current assets	7,187	7,448

Property, plant and equipment, net of accumulated depreciation of $45,740 and $42,676	195,542	197,369
Other assets	1,712	1,450
Total assets	204,441	206,267

Liabilities
Accounts payable	160	4,518
Accrued liabilities	4,642	3,291
Deferred revenue	1,547	2,835
Current portion of long-term debt and obligations under capital leases	264	255
Total current liabilities	6,613	10,899

Long-term debt and obligations under capital leases	158,986	112,069
Other liabilities	—	—
Total liabilities	165,599	122,968

See further description in note 6, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Revenue (1)	171,626	165,865	261,327	260,732

Expenses:
Cost of services	78,298	66,846	121,341	112,765
Selling, general and administrative	69,467	73,589	125,812	124,849
Depreciation and amortization	14,775	15,082	30,637	28,810
Impairment of goodwill	2,195	—	2,195	—
Impairment of property, plant and equipment and other assets	4,931	8,216	4,931	8,216

Total operating costs and expenses	169,666	163,733	284,916	274,640

Gain on disposal of property, plant and equipment	150	150	300	300
Other operating income	11,853	—	12,988	—

Earnings/(losses) from operations	13,963	2,282	(10,301)	(13,608)

Interest income	212	196	561	342
Interest expense	(8,426)	(7,867)	(16,509)	(15,543)
Foreign currency, net	(3,621)	(1,007)	(3,582)	(1,241)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	2,128	(6,396)	(29,831)	(30,050)

(Provision for)/benefit from income taxes	(7,093)	(2,142)	8,571	3,124

Losses before earnings from unconsolidated companies, net of tax	(4,965)	(8,538)	(21,260)	(26,926)

Earnings from unconsolidated companies, net of tax provision of $2,093, $1,807, $2,728 and $2,053	3,417	3,474	4,793	3,850

Losses from continuing operations	(1,548)	(5,064)	(16,467)	(23,076)

Net (losses)/earnings from discontinued operations, net of tax provision of $Nil, $Nil, $Nil and $Nil	(2)	93	(4)	128

Net losses	(1,550)	(4,971)	(16,471)	(22,948)

Net losses/(earnings) attributable to non-controlling interests	26	49	(3)	(85)

Net losses attributable to Belmond Ltd.	(1,524)	(4,922)	(16,474)	(23,033)

(1) Includes revenue from related parties of $4,472,000, $4,486,000, $7,267,000 and $6,843,000 respectively.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$	$	$	$

Basic earnings per share
Net losses from continuing operations	(0.02)	(0.05)	(0.16)	(0.23)
Net (losses)/earnings from discontinued operations	—	—	—	—
Basic net losses per share attributable to Belmond Ltd.	(0.02)	(0.05)	(0.16)	(0.23)

Diluted earnings per share
Net losses from continuing operations	(0.02)	(0.05)	(0.16)	(0.23)
Net (losses)/earnings from discontinued operations	—	—	—	—
Diluted net losses per share attributable to Belmond Ltd.	(0.02)	(0.05)	(0.16)	(0.23)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Net losses	(1,550)	(4,971)	(16,471)	(22,948)

Other comprehensive (losses)/income, net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $Nil, $Nil and $Nil	(31,440)	15,896	(22,561)	28,977
Change in fair value of derivatives, net of tax provision/(benefit) of $Nil, $21, $Nil and $196	1,360	95	5,092	759
Change in pension liability, net of tax provision of $Nil, $33, $Nil and $65	195	160	393	316
Total other comprehensive (losses)/income, net of tax	(29,885)	16,151	(17,076)	30,052

Total comprehensive (losses)/income	(31,435)	11,180	(33,547)	7,104

Comprehensive (income)/losses attributable to non-controlling interests	(78)	3	(110)	(94)

Comprehensive (losses)/income attributable to Belmond Ltd.	(31,513)	11,183	(33,657)	7,010

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Six months ended
	June 30, 2018	June 30, 2017
	$'000	$'000

Cash flows from operating activities:
Net losses	(16,471)	(22,948)
Less: Net (losses)/earnings from discontinued operations, net of tax	(4)	128

Net losses from continuing operations	(16,467)	(23,076)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	30,637	28,810
Impairment of goodwill	2,195	—
Impairment of property, plant and equipment and other assets	4,931	8,216
Gain on disposal of property, plant and equipment	(300)	(300)
Insurance gain recorded in other operating income	(12,988)	—
Earnings from unconsolidated companies, net of tax	(4,793)	(3,850)
Amortization of debt issuance costs and discount on secured term loan	1,516	1,477
Share-based compensation	2,614	3,554
Change in provisions for uncertain tax positions	50	36
Benefit from deferred income tax	(14,148)	(9,514)
Other non-cash movements	1,250	632
Effect of exchange rates on net losses	4,674	965
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(21,753)	(10,313)
Due from unconsolidated companies	(233)	527
Prepaid expenses and other	(2,074)	(1,636)
Inventories	173	618
Accounts payable	1,094	(697)
Accrued liabilities	20,940	11,127
Deferred revenue	22,179	10,980
Other liabilities	(67)	(14)
Other, net	(324)	253
Other cash movements:
Dividends from equity method investees	2,070	2,070
Proceeds from insurance settlements	4,061	—
Proceeds from swap termination	359	—

Net cash provided by operating activities from continuing operations	25,596	19,865
Net cash used in operating activities from discontinued operations	(4)	(7)

Net cash provided by operating activities	25,592	19,858

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Six months ended
	June 30, 2018	June 30, 2017
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(82,879)	(27,415)
Acquisitions, net of cash acquired	(45,406)	(68,632)
Proceeds from insurance settlements	6,878	—

Net cash used in investing activities from continuing operations	(121,407)	(96,047)

Net cash used in investing activities	(121,407)	(96,047)

Cash flows from financing activities:
Repayments of revolving credit facilities	(1,189)	—
Exercised share options and vested share awards	5	3
Dividend to non-controlling interest	(12)	—
Proceeds from borrowings	87,951	45,000
Debt issuance costs	(1,244)	—
Principal payments under long-term debt	(3,205)	(2,653)

Net cash provided by financing activities from continuing operations	82,306	42,350

Net cash provided by financing activities	82,306	42,350

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,290)	3,043

Net decrease in cash, cash equivalents and restricted cash	(14,799)	(30,796)

Cash, cash equivalents and restricted cash at beginning of period	184,075	156,010

Cash, cash equivalents and restricted cash at end of period	169,276	125,214

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings/(losses) $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2017	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	3,554	—	—	—	—	3,554
Exercised share options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net (losses)/earnings attributable to common shares	—	—	—	—	(23,033)	—	—	85	(22,948)
Other comprehensive income	—	—	—	—	—	30,043	—	9	30,052

Balance, June 30, 2017	—	1,021	181	983,012	35,280	(322,296)	(181)	476	697,493

Balance, January 1, 2018	—	1,024	181	985,566	13,278	(301,322)	(181)	290	698,836
Change in accounting principle (see Note 1)	—	—	—	—	641	—	—	—	641
Restated balance at January 1, 2018	—	1,024	181	985,566	13,919	(301,322)	(181)	290	699,477
Share-based compensation	—	—	—	2,614	—	—	—	—	2,614
Exercised stock options and vested share awards	—	5	—	—	—	—	—	—	5
Comprehensive income/(losses):
Net (losses)/earnings attributable to common shares	—	—	—	—	(16,474)	—	—	3	(16,471)
Other comprehensive (losses)/income	—	—	—	—	—	(17,183)	—	107	(17,076)

Balance, June 30, 2018	—	1,029	181	988,180	(2,555)	(318,505)	(181)	400	668,549

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At June 30, 2018, Belmond owned, partially-owned or managed 36 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, one river cruise business in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel scheduled for a 2018 opening, Belmond Cadogan Hotel in London, England.

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

Accounting pronouncements adopted during the year
On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of Accounting Standards Codification (“ASC”) 606 did not have a material impact and as such no amounts for the cumulative effect from adopting the standard were required to be recorded in opening equity as of January 1, 2018. See Note 2. Belmond’s unconsolidated companies intend to adopt the standard in the annual period beginning January 1, 2019, as permitted by the SEC.

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

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance to make improvements to hedge accounting requirements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

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

Disaggregation of revenue

The following tables provide information about disaggregated revenue by type of service being provided, primary geographical market, and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Three months ended June 30, 2018
	Europe	North America	Rest of world	Owned trains & cruises	Part-owned hotels	Part-owned trains	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Timing of revenue recognition
Goods and services transferred at a point in time	30,259	15,360	8,668	2,142	—	—	56,429
Services transferred over time	54,348	18,929	13,676	24,781	472	2,991	115,197

	84,607	34,289	22,344	26,923	472	2,991	171,626

	Six months ended June 30, 2018
	Europe	North America	Rest of world	Owned trains & cruises	Part-owned hotels	Part-owned trains	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Timing of revenue recognition
Goods and services transferred at a point in time	37,648	26,212	21,389	2,508	—	—	87,757
Services transferred over time	62,925	37,292	38,291	29,063	899	5,100	173,570

	100,573	63,504	59,680	31,571	899	5,100	261,327

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	June 30, 2018
	$’000	$’000

Receivables	34,373	60,971
Contract assets	—	—
Contract liabilities (deferred revenue)	32,786	54,360

The amount of revenue recognized in the period that was included in the opening contract liabilities was $15,745,000. This revenue consists primarily of the provision of hotel and trains and cruises services.

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

3.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Numerator ($'000)
Net losses from continuing operations	(1,548)	(5,064)	(16,467)	(23,076)
Net (losses)/earnings from discontinued operations	(2)	93	(4)	128
Net losses/(earnings) attributable to non-controlling interests	26	49	(3)	(85)

Net losses attributable to Belmond Ltd.	(1,524)	(4,922)	(16,474)	(23,033)

Denominator (shares '000)
Basic weighted average shares outstanding	102,760	102,145	102,592	102,005
Effect of dilution	—	—	—	—

Diluted weighted average shares outstanding	102,760	102,145	102,592	102,005

	$	$	$	$
Basic earnings per share
Net losses from continuing operations	(0.015)	(0.050)	(0.161)	(0.226)
Net (losses)/earnings from discontinued operations	—	0.001	—	0.001
Net losses/(earnings) attributable to non-controlling interests	—	—	—	(0.001)

Net losses attributable to Belmond Ltd.	(0.015)	(0.049)	(0.161)	(0.226)

Diluted earnings per share
Net losses from continuing operations	(0.015)	(0.050)	(0.161)	(0.226)
Net (losses)/earnings from discontinued operations	—	0.001	—	0.001
Net losses/(earnings) attributable to non-controlling interests	—	—	—	(0.001)

Net losses attributable to Belmond Ltd.	(0.015)	(0.049)	(0.161)	(0.226)

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Share options	2,465,354	2,468,795	2,465,354	2,468,795
Share-based awards	1,569,832	1,426,972	1,569,832	1,426,972

Total	4,035,186	3,895,767	4,035,186	3,895,767

The number of share options and share-based awards unexercised at June 30, 2018 was 4,035,186 (June 30, 2017 - 3,895,767).

4.    Significant acquisitions

2018 Acquisitions

Castello di Casole

On February 7, 2018, Belmond acquired 100% of two entities that together own Castello di Casole, a 39-key luxury resort and estate in Tuscany, Italy, for a total transaction value of €40,142,000 (equivalent to $49,190,000 at February 7, 2018), including a cash purchase price of €38,287,000 ($46,934,000), contingent consideration with a fair value of €1,003,000 ($1,226,000) and acquisition-related costs of €852,000 ($1,030,000). Belmond rebranded the resort as Belmond Castello di Casole on May 11, 2018, when the incumbent operator’s management agreement terminated. The property is the latest addition to Belmond’s family of ‘Italian Icons’, which includes Belmond Hotel Cipriani in Venice and Belmond Hotel Splendido in Portofino. Located within easy access of both Florence and Siena, the resort and estate span 1,500 hectares and comprise the 39-key Castello di Casole hotel, together with vineyards, olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 16 remain for sale. The Company plans to retain two of the plots to add two new villas to the resort and expects to sell the remaining 14 residential plots, with two already subject to non-binding reservation letters of intent to purchase.

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

Fair value on February 7, 2018
$'000
Consideration:

Agreed cash consideration	46,934
Contingent consideration	1,226
Total purchase price	48,160

Assets acquired and liabilities assumed:

Cash and cash equivalents	1,530
Other receivables	2,319
Current assets	1,355
Property, plant and equipment - hotel land and buildings	22,555
Property, plant and equipment - land plots	22,554
Other intangible assets	2,676
Current liabilities	(1,595)
Accrued liabilities	(2,137)
Deferred revenue	(1,261)
Goodwill	164
Net assets acquired	48,160

The agreed cash consideration of €38,287,000 (equivalent to $46,934,000 at February 7, 2018) was funded from existing cash reserves.

The contingent consideration arrangement requires the Company to pay 50% of the net proceeds from the sale of the two residential plots that are subject to non-binding reservation letters of intent to purchase (which are recorded as part of property, plant and equipment - land plots in the table above) to the vendor if the sales occur prior to September 30, 2018. The fair value of the contingent consideration at the acquisition date was €1,003,000 ($1,226,000), determined using an income approach based on an analysis of the likelihood of the conditions for payment being met.

Acquisition-related costs of $1,030,000 (€852,000) are included within selling, general and administrative expenses in the statements of condensed consolidated operations for the six months ended June 30, 2018.

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

The results of operations of the hotel have been included in the consolidated financial results since the date of acquisition. The following table presents information for Castello di Casole included in the Company’s statements of condensed consolidated operations from the acquisition date to the period ending June 30, 2018:

2018
$'000

Revenue	4,748
Losses from continuing operations	(1,593)

Belmond is unable to provide pro forma results of operations for the six months ended June 30, 2018 and 2017 as if the acquisition had occurred on January 1, 2017 due to the lack of reliable historical financial information.

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

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs are presented within discontinued operations for the three and six months ended June 30, 2018 and 2017, respectively.

Summarized operating results of the properties classified as discontinued operations for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three months ended June 30, 2018
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

	Six months ended June 30, 2018
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

(b)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at June 30, 2018 and December 31, 2017.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $204,441,000 at June 30, 2018 (December 31, 2017 - $206,267,000) and exclude goodwill of $40,395,000 (December 31, 2017 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $165,599,000 at June 30, 2018 (December 31, 2017 - $122,968,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
	$’000	$’000	$’000	$’000

Investment	2,615	2,642	2,615	2,642
Due from unconsolidated company	5,534	6,302	5,534	6,302

Total	8,149	8,944	8,149	8,944

7.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less in which Belmond exerts significant influence, but does not have effective control and, therefore, accounts for these investments using the equity method. As at June 30, 2018, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	June 30, 2018	December 31, 2017
	$’000	$’000

Current assets	91,546	88,119

Property, plant and equipment, net of accumulated depreciation	227,455	228,970
Other non-current assets	53,186	55,605
Non-current assets	280,641	284,575

Total assets	372,187	372,694

Current liabilities, including $25,598 and $24,793 current portion of third-party debt	111,720	101,668

Long-term debt	133,514	143,187
Other non-current liabilities	5,093	7,892
Non-current liabilities	138,607	151,079

Total shareholders’ equity	121,860	119,947

Total liabilities and shareholders’ equity	372,187	372,694

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Revenue	57,656	55,135	102,292	94,600

Gross profit[1]	38,876	39,452	67,341	64,971

Net earnings[2]	6,428	6,721	9,453	7,548
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at June 30, 2018, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $14,934,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $11,586,000, through May 2019.

8.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	June 30, 2018	December 31, 2017
	$’000	$’000

Land and buildings	1,193,674	1,126,496
Machinery and equipment	183,200	181,670
Fixtures, fittings and office equipment	269,725	263,716
River cruise ship and canal boats	15,763	13,900

	1,662,362	1,585,782
Less: Accumulated depreciation	(434,264)	(417,738)

Total property, plant and equipment, net of accumulated depreciation	1,228,098	1,168,044

The depreciation charge on property, plant and equipment for the three and six months ended June 30, 2018 was $14,710,000 (June 30, 2017 - $14,947,000) and $30,474,000 (June 30, 2017 - $28,542,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $195,542,000 at June 30, 2018 (December 31, 2017 - $197,369,000). See Note 6.

There was capitalized interest in the three and six months ended June 30, 2018 of $1,049,000 (June 30, 2017 - $Nil) and $1,802,000 (June 30, 2017 - $Nil), respectively.

In the three months ended June 30, 2018, Belmond considered whether the decline in performance at Belmond Governor's Residence and Belmond Road to Mandalay as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country indicated that the carrying amount of the businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Belmond compared the carrying value of the assets to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The combined impairment charge of $4,775,000 is included within impairment of property, plant and equipment and other assets in the statements of condensed consolidated operations.

In the three months ended June 30, 2017, Belmond considered whether the decline in performance of Belmond Road to Mandalay caused by increased competition in Myanmar indicated that the carrying amount of the business’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The impairment charge of $7,124,000 is included within impairment of property, plant and equipment and other assets in the statements of condensed consolidated operations.

In the three months ended June 30, 2017, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of the business’s fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on assumptions of potential market value. The impairment charge of $1,092,000 is included within impairment of property, plant and equipment and other assets in the statements of condensed consolidated operations.

As part of Belmond's strategic plan to expand its global footprint, the Company intends to partially finance larger acquisitions through the sale of selected assets while generally seeking to retain long-term management of any disposed asset. The Company is currently considering selling Belmond El Encanto and while there can be no assurance that the Company will sell this property, if it does proceed with a sale or such a sale becomes probable within one year, Belmond will record the carrying value of the property at the lower of its carrying amount or its then estimated fair value. In the event that the estimated fair value is lower than its carrying amount an impairment charge will be recorded equal to the difference between the two figures. If the property is sold for a value that is different from its carrying amount, a gain or loss on disposal will then arise on sale. As at June 30, 2018, Belmond El Encanto had a property, plant and equipment balance of $116,545,000.

In September 2017, the islands of Anguilla and St Martin were hit by Hurricanes Irma and Jose when both Belmond La Samanna on St Martin and Belmond Cap Juluca on Anguilla were closed for the season. Both properties are included in Belmond’s global insurance program which provides combined property damage and business interruption cover for the Caribbean as well as separate flood insurance cover. In addition, Belmond La Samanna has a separate property damage insurance policy covering the eight villas at the resort. During the year ended December 31, 2017, the Company recorded a write-off to property, plant and equipment at the two properties, and a corresponding insurance receivable as recovery of those amounts was expected to be probable. In the three months ended June 30, 2018 a final settlement was agreed with the insurer of the global insurance program. To date, the Company has received $32,600,000 of insurance proceeds related to the recovery of property damage and business interruption at Belmond La Samanna and Belmond Cap Juluca. In the three and six months ended June 30, 2018, the Company recognized $11,160,000 in other operating income in the statements of condensed consolidated operations relating to gain contingencies at the two properties.

9.    Goodwill

The changes in the carrying amount of goodwill for the six months ended June 30, 2018 are as follows:

	At January 1, 2018						At June 30, 2018
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	70,660	(14,202)	56,458	164	—	(1,959)	68,865	(14,202)	54,663
North America	71,601	(21,610)	49,991	—	—	—	71,601	(21,610)	49,991
Rest of world	20,530	(13,149)	7,381	—	(2,195)	(514)	20,016	(15,344)	4,672
Owned trains and cruises	7,052	(662)	6,390	—	—	(155)	6,897	(662)	6,235

Total	169,843	(49,623)	120,220	164	(2,195)	(2,628)	167,379	(51,818)	115,561

In the six months ended June 30, 2018, goodwill of $164,000 was recognized on the acquisition of Castello di Casole. See Note 4.

During the three months ended June 30, 2018, Belmond identified a non-cash goodwill impairment of $2,195,000 at Belmond Governor’s Residence. Belmond determined that the impairment was triggered by the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, adversely impacting the discounted cash flows, resulting in a full impairment of the goodwill balance. The goodwill impairment charge is included within impairment of goodwill in the statements of condensed consolidated operations.

10.    Other intangible assets

Other intangible assets consist of the following as of June 30, 2018:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2018	8,560	1,579	14,001	24,140
Additions	—	—	2,676	2,676
Impairment	(156)	—	—	(156)
Foreign currency translation adjustment	(184)	(35)	(774)	(993)

Balance at June 30, 2018	8,220	1,544	15,903	25,667

Accumulated amortization:
Balance at January 1, 2018	3,092	1,270		4,362
Charge for the period	122	41		163
Foreign currency translation adjustment	(78)	(21)		(99)

Balance at June 30, 2018	3,136	1,290		4,426

Net book value:
At June 30, 2018	5,084	254	15,903	21,241

At December 31, 2017	5,468	309	14,001	19,778

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the six months ended June 30, 2018, trade name additions of $2,676,000 were recognized on the acquisition of Castello di Casole. See Note 4.

Amortization expense for the three and six months ended June 30, 2018 was $65,000 (June 30, 2017 - $135,000) and $163,000 (June 30, 2017 - $268,000). Estimated total amortization expense for the remainder of the year ending December 31, 2018 is $163,000 and for each of the years ending December 31, 2019 to December 31, 2022 is approximately $326,000.

During the three months ended June 30, 2018, Belmond identified a non-cash favorable lease asset impairment of $156,000 at Belmond Governor’s Residence. Belmond determined that the impairment was triggered by the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, adversely impacting the discounted cash flows, resulting in a full impairment of the favorable lease asset balance. The favorable lease asset impairment charge is included within impairment of property, plant and equipment and other assets in the statements of condensed consolidated operations.

11.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	June 30, 2018	December 31, 2017
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 3 to 6 years (2017 - 20 months to seven years), with a weighted average interest rate of 4.31% (2017 - 4.11%)	801,470	724,208
Obligations under capital lease	17	22

Total long-term debt and obligations under capital lease	801,487	724,230

Less: Current portion	6,367	6,407
Less: Discount on secured term loan	2,844	3,092
Less: Debt issuance costs	14,179	13,979

Non-current portion of long-term debt and obligations under capital lease	778,097	700,752

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

The Term Loan Facility has two tranches, a U.S. dollar tranche ($396,000,000 currently outstanding) and a euro-denominated tranche (€177,210,000 currently outstanding, equivalent to $207,052,000 as at June 30, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

As at June 30, 2018, Belmond was financed with a $603,052,000 Term Loan Facility and a $100,000,000 Revolving Credit Facility. In March 2018, Belmond made drawdowns totaling $38,862,000 on its Revolving Credit Facility (equivalent to $39,951,000 at drawdown). In May 2018, Belmond repaid $1,168,000 (equivalent to $1,189,000 at repayment) leaving an undrawn balance of $62,306,000 on the Revolving Credit Facility.

On June 22, 2018, Charleston Center LLC amended its secured loan of $112,000,000 increasing the amount of the loan to $160,000,000 and extending its maturity from August 27, 2019 to June 22, 2021. Proceeds from the additional borrowing were used to repay the outstanding balance on the Revolving Credit Facility in July 2018. The amended loan continues to bear interest at a rate of LIBOR plus 2.35% per annum. The loan has no amortization and is non-recourse to Belmond.

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at June 30, 2018:

$’000

Remainder of 2018	3,177
2019	6,375
2020	6,376
2021	166,140
2022	43,785
2023	6,091
2024 and thereafter	569,543

Total long-term debt and obligations under capital lease	801,487

The Company had guaranteed $640,739,000 of the long-term debt of its subsidiary companies as at June 30, 2018 (December 31, 2017 - $611,351,000).

The tables above include the debt of Charleston Center LLC of $160,731,000 at June 30, 2018 (December 31, 2017 - $112,857,000). The debt is non-recourse to Belmond and includes $160,000,000 which was refinanced in June 2018.

Debt issuance costs related to the above outstanding long-term debt were $14,179,000 at June 30, 2018 (December 31, 2017 - $13,979,000), including $1,481,000 at June 30, 2018 (December 31, 2017 - $533,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $100,583,000 of revolving credit and working capital facilities at June 30, 2018 (December 31, 2017 - $100,598,000) of which $62,889,000 was available (December 31, 2017 - $100,598,000).

In July 2018, all outstanding borrowings under the Revolving Credit Facility were repaid leaving the undrawn balance at $100,000,000.

12.    Other liabilities

The major balances in other liabilities are as follows:

	June 30, 2018	December 31, 2017
	$’000	$’000

Interest rate swaps (see Note 21)	266	—
Long-term income tax liability	2,143	2,143
Deferred gain on sale of Inn at Perry Cabin by Belmond	450	750
Deferred lease incentive	104	130

Total other liabilities	2,963	3,023

13.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	182	177	366	348
Expected return on assets	(278)	(247)	(561)	(487)
Net amortization and deferrals	195	193	393	381

Net periodic benefit cost	99	123	198	242

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

Belmond (UK) Ltd., the plan sponsor and a wholly owned subsidiary of the Company (“Belmond UK”), was previously obligated to pay £1,272,000 (equivalent to $1,679,000 at June 30, 2018) annually to the plan under the U.K. statutorily-mandated triennial negotiation with the plan’s trustees. With a new triennial arrangement that came into effect June 2017, Belmond UK’s funding obligation was reduced from £106,000 to £24,000 (equivalent to $140,000 and $32,000, respectively, as at June 30, 2018) per month. Under the prior contribution level, the plan’s funding deficit was projected to be fully funded by the end of 2017. With the current funding level, Belmond UK is obligated to continue funding until the audited financials of the plan for the year ended December 31, 2018 are available. If no unfunded balance remains, Belmond UK shall be able to suspend further payments, but otherwise it will be expected to continue paying its monthly contribution, subject to any subsequent triennial negotiation with the plan’s trustees. However, pursuant to the terms of the new triennial arrangement, once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance over the remainder of the period through December 31, 2021 should its position deteriorate. During the three and six months ended June 30, 2018, contributions of £73,000 ($101,000) and £146,000 ($202,000) were made to the pension plan and Belmond anticipates contributing an additional £146,000 ($183,000) to fund the plan in 2018 for a total of £292,000 (equivalent to $385,000 as at June 30, 2018). During the three and six months ended June 30, 2017, contributions of £318,000 ($401,000) and £636,000 ($795,000) were made to the pension plan.

In May 2014, Belmond guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $10,824,000 at June 30, 2018), which reduced commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond has reinstated this guarantee effective July 1, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

14.    Income taxes

In the three and six months ended June 30, 2018, the income tax provision was $7,093,000 (June 30, 2017 - $2,142,000) and a benefit of $8,571,000 (June 30, 2017 - $3,124,000). The increase in tax charge in the three months ended June 30, 2018 is as a result of the increase in earnings from operations, mainly as a result of costs associated with the Cap Juluca acquisition in May 2017. The increase in tax benefits in the six months ended June 30, 2018 is mainly as a result of recognizing a deferred tax credit of $8,144,000 following the acquisition of Castello di Casole in February 2018. The deferred tax credit arises because the tax basis of property, plant and equipment is greater than the fair value attributed to those assets.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Tax Act made complex changes to U.S. tax code that impacts U.S. subsidiaries of Belmond Ltd. at December 31, 2017, including the introduction of a Deemed Repatriation Tax (“Transition Tax”).  The Company was able to make a reasonable estimate of the Transition Tax and recorded a provisional Transition Tax obligation of $2,330,000 at December 31, 2017 and June 30, 2018. However, analysis remains incomplete, and the Company is continuing to gather additional information to more precisely compute the amount of the Transition Tax.

15.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	8,424	7,302	16,390	14,209

Interest on legal settlements	289	(192)	405	(143)

Amortization of debt issuance costs and discount on secured term loan	762	757	1,516	1,477

Interest capitalized	(1,049)	—	(1,802)	—

Total interest expense	8,426	7,867	16,509	15,543

16.    Supplemental cash flow information

	Six months ended
	June 30, 2018	June 30, 2017
	$’000	$’000

Cash paid during the period for:
Interest	16,741	14,985

Income taxes, net of refunds	5,528	6,355

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was an increase of $1,075,000 for the six months ended June 30, 2018 (June 30, 2017 - increase of $1,656,000).

17.    Cash, cash equivalents and restricted cash

The major balances in cash, cash equivalents and restricted cash are as follows:

	June 30, 2018	December 31, 2017
	$’000	$’000

Cash and cash equivalents	160,864	180,153
Cash deposits required to be held with lending banks as collateral	1,004	801
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	7,364	2,488
Bonds and guarantees	44	633

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	169,276	184,075

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at June 30, 2018 was $1,004,000 (December 31, 2017 - $801,000).

18.    Share-based compensation plans

At June 30, 2018, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and six months ended June 30, 2018 was $1,731,000 (June 30, 2017 - $2,019,000) and $2,614,000 (June 30, 2017 - $3,554,000). The total compensation cost related to unexercised options and unvested share awards at June 30, 2018 to be recognized over the period July 1, 2018 to June 30, 2022 was $11,125,000 and the weighted average period over which it is expected to be recognized is 32. Measured from the grant date, all awards of restricted shares have a maximum vesting period of four years (and those with performance criteria have a maximum vesting period of three years), and all awards of share options have a vesting period of four years with a maximum term of ten years. There were no grants under the 2004 stock option plan during the six months ended June 30, 2018.

During the six months ended June 30, 2018, the following restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	2,850	June 24, 2018	June 24, 2020	$0.01
Restricted shares without performance criteria	2,850	June 24, 2018	June 24, 2021	$0.01
Restricted shares without performance criteria	2,850	June 24, 2018	June 24, 2022	$0.01
Restricted shares without performance criteria	107,982	June 24, 2018	June 24, 2019	$0.01
Restricted shares without performance criteria	25,232	June 24, 2018	On retirement	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2019	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2020	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2021	$0.01
Restricted shares with performance criteria	342,300	March 24, 2018	March 24, 2021	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2022	$0.01
Restricted shares without performance criteria	7,750	January 15, 2018	January 15, 2021	$0.01
Restricted shares without performance criteria	7,750	January 15, 2018	January 15, 2022	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2019	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2020	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2021	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2022	$0.01

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at June 30, 2018, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,409,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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

On April 25, 2018, a Federal Superior Court panel of three judges reversed the prior Superior Court’s decision in Belmond’s favor on all counts, so that the injunction against the Federal Government remains in place and the rent reduction was reinstated on a prospective basis. As a result, the Federal Government cannot seek to enforce its claim for the allegedly unpaid lease obligations. Nonetheless, the Company has reserved against this claim, and this accrual as at June 30, 2018 totaled R$26,532,000 ($6,881,000). The Company intends to continue to vigorously contest this litigation, which has been remanded to the first instance court for a trial on the merits.

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

Other

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

Belmond had granted to James Sherwood, the founder, Chairman Emeritus and a former director of the Company, pursuant to a certain Amended and Restated Rights Agreement Regarding Hotel Cipriani Interests dated February 8, 2005, a right of first refusal to purchase the Belmond Hotel Cipriani in Venice, Italy in the event Belmond proposed to sell it. The purchase price would be the offered sale price in the case of a cash sale or the fair market value of the hotel, as determined by an independent valuer, in the case of a non-cash sale. Mr. Sherwood had also been granted an option to purchase the hotel, pursuant to an Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005, at fair market value if a change in control of the Company occurred. Mr. Sherwood could have elected to pay 80% of the purchase price if he exercised his right of first refusal, or 100% of the purchase price if he exercised his purchase option, by a non-recourse promissory note secured by the hotel payable in ten equal annual installments with interest at LIBOR. This right of first refusal and purchase option were not assignable and were to expire one year after Mr. Sherwood’s death.

On July 6, 2018, the Company entered into an agreement with Mr. Sherwood that terminated the right of first refusal and purchase option. In exchange, Mr. Sherwood will receive an aggregate amount of $3,000,000, payable over a period of two years in three installments. Moreover, in the event of a sale of the hotel or a change in control of the Company within a ten year period following execution of the agreement, the Company would pay to Mr. Sherwood $10,000,000 if such an event happens within a year of the agreement, stepping down by $1,000,000 a year to zero after ten years. Mr. Sherwood would also receive a payment of $25,000,000, less any payments already made under the agreement and with no additional payments due to him thereafter under the agreement, in the event of either (1) a public offer for the Company being made within six months after the execution of the agreement and the closing of a change of control transaction for the Company occurring within six months after such offer was made or (2) a sale of the hotel within one year after the execution of the agreement.

In January 2018, the Company, having concluded that without a material change in the cost structure at Belmond La Samanna, it could not justify reinvesting the insurance proceeds recovered following Hurricanes Irma and Jose alongside additional capital to restore and improve the asset, entered into a formal administrative process with the workforce at the property and the St. Martin labor authorities. During the three months ended June 30, 2018, a restructuring plan was agreed with the Works Council at the property and approved by the labor authorities.

Capital Commitments

Outstanding contracts to purchase property, plant and equipment were approximately $107,463,000 at June 30, 2018 (December 31, 2017 - $19,464,000). In addition, as discussed immediately above, the Company has agreed to pay Mr. Sherwood an aggregate amount of $3,000,000 in cash, payable over a period of two years in three installments.

Since a restructuring plan was agreed with the Works Council at Belmond La Samanna and approved by the labor authorities in St Martin, the Company met the criteria to recognize a liability for restructuring costs.

During the three and six months ended June 30, 2018, restructuring costs at Belmond La Samanna of $14,985,000 were recognized within costs of services and selling, general and administrative expenses in the statements of condensed consolidated operations. Restructuring costs represent charges for employee termination costs and other associated costs. The costs are included in the results of the operation of Belmond La Samanna, which are included in Owned hotels in the Company’s North America segment.

The following table presents the Company’s restructuring reserve activity in respect of Belmond La Samanna during the three and six months ended June 30, 2018.

Liability for restructuring costs
$’000

Balance at December 31, 2017	—
Charges	14,985
Cash payments	(371)
Balance at June 30, 2018 classified in "Accrued Liabilities"	14,614

The expected completion date for the workforce restructuring is August 2019.

Future rental payments and rental expense under operating leases

Future rental payments as at June 30, 2018 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2018	6,584
2019	10,424
2020	10,346
2021	10,813
2022	8,754
2023	8,807
2024 and thereafter	127,607

Future rental payments under operating leases	183,335

Rental expense for the three and six months ended June 30, 2018 amounted to $3,491,000 (June 30, 2017 - $3,747,000) and $7,123,000 (June 30, 2017 - $7,244,000).

20.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at June 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
June 30, 2018	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	5,889	—	5,889

Total assets	—	5,889	—	5,889

Liabilities at fair value:
Derivative financial instruments	—	(827)	—	(827)

Total net liabilities	—	5,062	—	5,062

	Level 1	Level 2	Level 3	Total
December 31, 2017	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1,348	—	1,348

Total assets	—	1,348	—	1,348

Liabilities at fair value:
Derivative financial instruments	—	(430)	—	(430)

Total net liabilities	—	918	—	918

During the three and six months ended June 30, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of June 30, 2018 and December 31, 2017 were as follows:

		June 30, 2018		December 31, 2017
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	801,470	800,434	724,208	728,994

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured at fair value on a non-recurring basis for the six months ended June 30, 2018 and 2017 are as follows:

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the six months ended June 30, 2018
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	—	—	—	—	(4,775)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the six months ended June 30, 2017
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	5,955	—	—	5,955	(8,216)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the six months ended June 30, 2018
	$’000	$’000	$’000	$’000	$’000

Goodwill	—	—	—	—	(2,195)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the six months ended June 30, 2018
	$’000	$’000	$’000	$’000	$’000

Other intangible assets	—	—	—	—	(156)

Property, plant and equipment

In the six months ended June 30, 2018, property, plant and equipment at Belmond Governor’s Residence and Belmond Road to Mandalay with a combined carrying value of $4,775,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $4,775,000.

In the six months ended June 30, 2017, property, plant and equipment at Belmond Road to Mandalay and Belmond Northern Belle with a combined carrying value of $14,173,000 was written down to fair value of $5,955,000, resulting in a non-cash impairment charge of $8,216,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 8.

Goodwill

In the six months ended June 30, 2018, goodwill at Belmond Governor’s Residence with a carrying value of $2,195,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $2,195,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 9.

Other intangible assets

In the six months ended June 30, 2018, the favorable lease asset at Belmond Governor’s Residence with a carrying value of $156,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $156,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 10.

21.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cash flow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

In connection with the Amended and Restated Credit Agreement and the June 2018 refinancing of the Charleston Center LLC debt, the interest rate derivatives associated with the previous term loan facility and the previous Charleston Center LLC secured loan were terminated. See Note 11. All amounts in other comprehensive income/(loss) relating to these derivatives will be amortized to interest expense over the remaining original life of the interest rate derivative under ASC 815 Derivatives and Hedging. New interest rate derivatives were entered into to fix an element of the floating interest rate on the Amended and Restated Credit Agreement and the Charleston Center LLC debt.

Cash flow hedges of interest rate risk

As of June 30, 2018 and December 31, 2017, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	June 30, 2018	December 31, 2017
	’000	’000

Interest rate swaps	€89,500	€89,500
Interest rate swaps	$280,000	$243,000
Interest rate caps	$48,000	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of June 30, 2018 and December 31, 2017:

		Fair value as of June 30, 2018	Fair value as of December 31, 2017
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	4,625	1,776
Interest rate derivatives	Other receivables	1,142	—
Interest rate derivatives	Accrued liabilities	(439)	(858)
Interest rate derivatives	Other liabilities	(266)	—

Total		5,062	918

Offsetting

There was no offsetting within derivative assets or derivative liabilities at June 30, 2018 and December 31, 2017. However, these derivatives are subject to master netting arrangements.

Other comprehensive income/(loss)

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 22. At June 30, 2018, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $366,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and six months ended June 30, 2018 was a $11,579,000 gain (June 30, 2017 - $10,703,000 loss) and a $5,556,000 gain (June 30, 2017 - $13,045,000 loss).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of June 30, 2018, the fair value of derivatives in a net asset position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $5,049,000 (December 31, 2017 - $918,000 net asset). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $5,104,000 inflow (December 31, 2017 - $942,000 inflow).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $207,045,000 at June 30, 2018, being a liability of Belmond (December 31, 2017 - $213,350,000).

22.    Accumulated other comprehensive income/loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Six months ended June 30, 2018	$’000	$’000	$’000	$’000

Balance at January 1, 2018	(288,266)	(1,304)	(11,752)	(301,322)

Other comprehensive income before reclassifications, net of tax (benefit)/provision of $Nil, $Nil, $Nil and $Nil	(22,668)	4,030	393	(18,245)

Amounts reclassified from AOCI, net of tax provision of $Nil, $Nil, $Nil and $Nil	—	1,062	—	1,062

Net current period other comprehensive (loss)/income	(22,668)	5,092	393	(17,183)

Balance at June 30, 2018	(310,934)	3,788	(11,359)	(318,505)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	June 30, 2018	June 30, 2017
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	439	462	Interest expense

Total reclassifications for the period	439	462

	Amount reclassified from AOCI
	Six months ended
	June 30, 2018	June 30, 2017
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,062	979	Interest expense

Total reclassifications for the period	1,062	979

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns, including its one stand-alone restaurant in North America;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	84,607	72,099	100,573	84,114
North America	34,289	42,397	63,504	82,283
Rest of world	22,344	25,875	59,680	61,838
Total owned hotels	141,240	140,371	223,757	228,235
Owned trains and cruises	26,923	21,769	31,571	26,909

Part-owned/managed hotels	472	733	899	773
Part-owned/managed trains	2,991	2,992	5,100	4,815
Total management fees	3,463	3,725	5,999	5,588

Revenue	171,626	165,865	261,327	260,732

Reconciliation of consolidated losses from continuing operations to adjusted EBITDA:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	35,112	30,913	25,068	22,793
North America	10,356	9,650	20,049	19,545
Rest of world	235	2,409	10,519	12,355
Total owned hotels	45,703	42,972	55,636	54,693
Owned trains and cruises	7,431	4,180	3,192	(53)

Part-owned/managed hotels	2,524	2,505	3,078	2,764
Part-owned/managed trains	7,276	7,205	11,540	9,934
Total adjusted share of earnings from unconsolidated companies and management fees	9,800	9,710	14,618	12,698

Unallocated corporate:
Central costs	(9,516)	(8,511)	(20,955)	(17,911)
Share-based compensation	(1,994)	(2,019)	(3,295)	(3,554)

Adjusted EBITDA	51,424	46,332	49,196	45,873

Reconciliation from losses from continuing operations to adjusted EBITDA:

Losses from continuing operations	(1,548)	(5,064)	(16,467)	(23,076)
Depreciation and amortization	14,775	15,082	30,637	28,810
Interest income	(212)	(196)	(561)	(342)
Interest expense	8,426	7,867	16,509	15,543
Foreign currency, net	3,621	1,007	3,582	1,241
Provision for/(benefit from) income taxes	7,093	2,142	(8,571)	(3,124)
Share of provision for income taxes of unconsolidated companies	2,093	1,807	2,728	2,053
	34,248	22,645	27,857	21,105
Gain on disposal of property, plant and equipment	(150)	(150)	(300)	(300)
Impairment of goodwill, property, plant and equipment and other assets	7,126	8,216	7,126	8,216
Restructuring and other special items (1)	9,431	2,410	13,744	3,099
Acquisition-related costs (2)	769	13,211	769	13,753

Adjusted EBITDA	51,424	46,332	49,196	45,873

(1) Represents adjustments for insurance deductibles and losses while Belmond Cap Juluca and Belmond La Samanna are closed following the impact of Hurricanes Irma and Jose, restructuring, severance and redundancy costs, pre-opening costs and other items, net.

(2) Represents acquisition fees in relation to the purchase of Castello di Casole in February 2018 and Cap Juluca in May 2017.

Earnings from unconsolidated companies, net of tax:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	768	683	667	466
Part-owned/managed trains	2,649	2,791	4,126	3,384

Total earnings from unconsolidated companies, net of tax	3,417	3,474	4,793	3,850

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	10,207	6,544	19,999	12,774
North America	33,474	1,850	45,212	2,947
Rest of world	6,614	3,105	10,894	4,806
Total owned hotels	50,295	11,499	76,105	20,527
Owned trains and cruises	1,313	2,950	4,965	5,487

Unallocated corporate	688	971	1,809	1,401

Total capital expenditure to acquire property, plant and equipment	52,296	15,420	82,879	27,415

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	72,367	48,251	75,114	49,618
United Kingdom	11,827	18,396	18,774	24,483
United States	30,626	32,219	53,479	58,282
Brazil	11,034	11,753	29,746	29,916
All other countries	45,772	55,246	84,214	98,433

Total revenue	171,626	165,865	261,327	260,732

24.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and six months ended June 30, 2018, Belmond earned management fees from Eastern and Oriental Express Ltd. of $31,000 (June 30, 2017 - $22,000) and $197,000 (June 30, 2017 - $136,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at June 30, 2018 was $5,534,000 (December 31, 2017 - $6,302,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas del Colca, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and six months ended June 30, 2018, Belmond earned management and guarantee fees from its Peruvian joint ventures of $4,441,000 (June 30, 2017 - $4,464,000) and $7,070,000 (June 30, 2017 - $6,707,000), which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at June 30, 2018 was $8,843,000 (December 31, 2017 - $6,029,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at June 30, 2018 was $394,000 (December 31, 2017 - $431,000).

25.    Subsequent events

On August 8, 2018, the Company announced that its Board of Directors has initiated a comprehensive review of the strategic alternatives available to the Company, including a possible sale, to enhance shareholder value. No assurances can be given regarding the outcome of the review process.

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Item 1A of Part II to this Form 10-Q.

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

Hotels consists of 30 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, South Carolina, owned by a consolidated variable interest entity. Twelve of the owned hotels are located in Europe, six in North America and twelve in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment. In February 2018, the Company acquired the Castello di Casole resort and estate in Tuscany, Italy. See Note 4.

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

Results of Operations

Operating information for Belmond’s owned hotels for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Rooms available
Europe	88,783	84,278	133,611	127,318
North America	56,966	67,228	113,306	131,398
Rest of world	92,634	93,546	183,894	186,426
Worldwide	238,383	245,052	430,811	445,142

Rooms sold
Europe	57,830	57,811	78,406	76,288
North America	42,475	47,721	81,835	91,704
Rest of world	41,722	44,523	99,395	101,177
Worldwide	142,027	150,055	259,636	269,169

Occupancy (percentage)
Europe	65	69	59	60
North America	75	71	72	70
Rest of world	45	48	54	54
Worldwide	60	61	60	60

Average daily rate (in U.S. dollars)
Europe	909	784	770	671
North America	430	443	429	454
Rest of world	306	341	371	379
Worldwide	589	544	510	488

RevPAR (in U.S. dollars)
Europe	592	537	452	402
North America	321	315	310	317
Rest of world	138	162	201	206
Worldwide	351	333	307	295

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Same Store RevPAR (in dollars)
Europe	597	537	451	402
North America	321	314	310	292
Rest of world	137	160	201	205
Worldwide	349	334	306	287

Same store RevPAR data for the three and six months ended June 30, 2018 and June 30, 2017 excludes the operations of Belmond Castello di Casole that was acquired in February 2018. Its operations are included in the Europe segment. Same store RevPAR also excludes the operations of Belmond Cap Juluca, Anguilla, British West Indies, which was acquired in May 2017 and Belmond La Samanna, St Martin, French West Indies, which is closed for refurbishment following Hurricanes Irma and Jose in September 2017. Both of these operations are included in the North America segment. In addition, same store RevPAR excludes the operations of Belmond Savute Elephant Lodge, Chobe Reserve, Botswana, which closed for refurbishment in November 2017. Its operations are included in the Rest of world segment.

Revenue

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	84.6	72.1	100.6	84.1
North America	34.3	42.4	63.5	82.3
Rest of world	22.3	25.9	59.7	61.8
Total owned hotels	141.2	140.4	223.8	228.2
Owned trains and cruises	26.9	21.8	31.5	26.9

Part-owned/managed hotels	0.5	0.7	0.9	0.8
Part-owned/managed trains	3.0	3.0	5.1	4.8
Total management fees	3.5	3.7	6.0	5.6

Revenue	171.6	165.9	261.3	260.7

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $171.6 million for the three months ended June 30, 2018, an increase of $5.7 million, or 3%, from $165.9 million for the three months ended June 30, 2017. Owned hotels revenue was $141.2 million for the three months ended June 30, 2018, an increase of $0.8 million or 1% from $140.4 million for the three months ended June 30, 2017. In constant currency, revenue for owned hotels for the three months ended June 30, 2018 decreased $4.1 million or 3% from the prior-year period. The decrease in owned hotels revenue was primarily due to a $5.0 million fall in revenue at Belmond La Samanna, and $0.9 million fall at Belmond Cap Juluca, which were both closed for the entire quarter following damage sustained from the 2017 hurricanes that hit the region, and a fall of $3.0 million at '21' Club, which was closed for part of the quarter following water damage from burst pipes in January. This decline was offset by revenue of $4.2 million at Belmond Castello di Casole, which was acquired in the first quarter and was opened under the Belmond flag in May. Revenue from owned trains and cruises was $26.9 million for the three months ended June 30, 2018, an increase of $5.1 million or 23% from $21.8 million for the three months ended June 30, 2017. In constant currency, revenue for owned trains and cruises for the three months ended June 30, 2018 increased $3.1 million or 13% from the prior-year period. The increase in owned trains and cruises revenue was primarily due to a $4.3 million rise in revenue for the Venice Simplon-Orient-Express, which has continued a strong year as it benefits from recent capital improvements and the introduction of dynamic pricing. This increase was offset by the sale of the Belmond Northern Belle in November 2017 which contributed revenue of $1.5 million in the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $261.3 million for the six months ended June 30, 2018, an increase of $0.6 million from $260.7 million for the six months ended June 30, 2017. Owned hotels revenue was $223.8 million for the six months ended June 30, 2018, a decrease of $4.4 million or 2%, from $228.2 million for the six months ended June 30, 2017. In constant currency, revenue for owned hotels for the six months ended June 30, 2018 decreased $11.4 million or 5% from the prior-year period. The decrease in owned hotels revenue was primarily due to an $13.4 million decrease in revenue for Belmond La Samanna and $0.9 million at Belmond Cap Juluca, which were both closed for refurbishment throughout the six months ended June 30, 2018 following hurricane damage, and a $6.9 million decrease in revenue for ‘21’ Club, which was closed for the majority of the six months ended June 30, 2018 following water damage.This decline was offset by a $4.7 million increase at Belmond Castello di Casole, which was acquired in the first quarter and was opened under the Belmond flag in May 2018, and a $2.7 million increase at Belmond Hotel das Cataratas, Iguassu Falls, Brazil which saw a 11 percentage point increase in occupancy following positive media coverage of the destination and a weaker Brazilian real also making the destination more attractive for non-Brazilians. Revenue from owned trains and cruises was $31.5 million for the six months ended June 30, 2018, an increase of $4.6 million, or 17%, from $26.9 million for the six months ended June 30, 2017. In constant currency, revenue for owned trains and cruises for the six months ended June 30, 2018 increased $2.2 million or 8% from the six months ended June 30, 2017. The increase in owned trains and cruises revenue was primarily due to a $4.7 million rise in revenue for the Venice Simplon-Orient-Express, which has continued a strong year as it benefits from recent capital improvements and the introduction of dynamic pricing. This increase was offset by the sale of the Belmond Northern Belle in November 2017 which contributed revenue of $1.9 million in the six months ended June 30, 2017.

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

Segment performance for the three and six months ended June 30, 2018 and 2017 is analyzed as follows:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	$ millions	$ millions	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	35.1	30.9	25.1	22.8
North America	10.4	9.7	20.1	19.6
Rest of world	0.2	2.4	10.5	12.4
Total owned hotels	45.7	43.0	55.7	54.8
Owned trains and cruises	7.4	4.2	3.2	(0.1)

Part-owned/managed hotels	2.5	2.5	3.1	2.8
Part-owned/managed trains	7.3	7.2	11.5	9.9
Total adjusted share of earnings from unconsolidated companies and management fees	9.8	9.7	14.6	12.7

Unallocated corporate costs:
Central costs	(9.5)	(8.6)	(21.0)	(17.9)
Share-based compensation	(2.0)	(2.0)	(3.3)	(3.6)

Adjusted EBITDA	51.4	46.3	49.2	45.9

Reconciliation from losses from continuing operations to adjusted EBITDA:

Losses from continuing operations	(1.5)	(5.0)	(16.5)	(23.1)
Depreciation and amortization	14.8	15.1	30.7	28.8
Interest income, interest expense and foreign currency, net	11.8	8.7	19.6	16.4
Provision for/(benefit from) income taxes	7.1	2.1	(8.6)	(3.1)
Share of provision for income taxes of unconsolidated companies	2.1	1.8	2.7	2.1
	34.3	22.7	27.9	21.1
Gain on disposal of property, plant and equipment	(0.2)	(0.2)	(0.3)	(0.3)
Impairment of goodwill, property, plant and equipment and other assets	7.1	8.2	7.1	8.2
Restructuring and other special items (1)	9.4	2.4	13.7	3.1
Acquisition-related costs (2)	0.8	13.2	0.8	13.8

Adjusted EBITDA	51.4	46.3	49.2	45.9

(1) Represents adjustments for insurance deductibles and losses while Belmond Cap Juluca and Belmond La Samanna are closed following the impact of Hurricanes Irma and Jose, restructuring, severance and redundancy costs, pre-opening costs and other items, net.

(2) Represents acquisition fees in relation to the purchase of Castello di Casole in February 2018 and Cap Juluca in May 2017.

Owned hotels - Europe

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Rooms available	88,783	84,278	133,611	127,318
Rooms sold	57,830	57,811	78,406	76,288
Occupancy (percentage)	65	69	59	60
Average daily rate (in U.S. dollars)	909	784	770	671
RevPAR (in U.S. dollars)	592	537	452	402
Same store RevPAR (in U.S. dollars)	597	537	451	402

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $84.6 million for the three months ended June 30, 2018, an increase of $12.5 million, or 17%, from $72.1 million for the three months ended June 30, 2017. In constant currency, revenue for the region for the three months ended June 30, 2018 increased $6.2 million or 8% from the prior-year period due to growth across the majority of the portfolio with the exception of Belmond Hotel Cipriani, Venice, Italy, which is in a non-Biennale year. The growth included revenue of $4.2 million at Belmond Castello di Casole, which was acquired in the first quarter and was opened under the Belmond flag in May 2018. ADR in U.S. dollar terms for the European owned hotels segment increased to $909 in the three months ended June 30, 2018 from $784 in the three months ended June 30, 2017. Occupancy decreased to 65% in the three months ended June 30, 2018 from 69% in the three months ended June 30, 2017. Same store RevPAR increased by 11% in U.S. dollars, to $597 in the three months ended June 30, 2018 from $537 in the three months ended June 30, 2017, an increase of 2% on a constant currency basis.

Adjusted EBITDA for the region for the three months ended June 30, 2018 was $35.1 million, representing an increase of $4.2 million, or 14%, from an adjusted EBITDA of $30.9 million for the three months ended June 30, 2017. In constant currency, adjusted EBITDA for the region for the three months ended June 30, 2018 increased $1.1 million or 3% from the three months ended June 30, 2017, led by the Italian properties with the exception of Belmond Hotel Cipriani which is in a non-Biennale year. As a percentage of European owned hotels revenue, adjusted EBITDA decreased to 42% for the three months ended June 30, 2018 compared to 43% for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $100.6 million for the six months ended June 30, 2018, an increase of $16.5 million, or 20%, from $84.1 million for the six months ended June 30, 2017. In constant currency, revenue for the region for the six months ended June 30, 2018 increased $8.8 million, or 10%, due to growth across the portfolio, with the exception of Belmond Hotel Cipriani, which is in a non-Biennale year. This growth was led by increases of $4.7 million at Belmond Castello di Casole, which was acquired in the first quarter and was opened under the Belmond flag in May 2018, $1.8 million at Belmond Grand Hotel Timeo, Taormina, Sicily, which has benefited from the closure of their main competitor in the six months ended June 30, 2018; $1.1 million at Belmond Le Manoir aux Quat’Saisons, Oxfordshire, United Kingdom, following a new rate strategy and successful promotions; and $0.9 million at Belmond Grand Hotel Europe, St Petersburg, Russia which has benefited from recent capital investments. ADR in U.S. dollar terms for the European owned hotels segment increased to $770 in the six months ended June 30, 2018 from $671 in the six months ended June 30, 2017. Occupancy decreased to 59% in the six months ended June 30, 2018 from 60% in the six months ended June 30, 2017. Same store RevPAR increased by 12% in U.S. dollars, to $451 in the six months ended June 30, 2018 from $402 in the six months ended June 30, 2017, an increase of 3% on a constant currency basis.

Adjusted EBITDA for the region for the six months ended June 30, 2018 was $25.1 million, representing an increase of $2.3 million, or 10%, from adjusted EBITDA of $22.8 million for the six months ended June 30, 2017. In constant currency, adjusted EBITDA for the region for the six months ended June 30, 2018 increased $0.4 million or 2% from the six months ended June 30, 2017. This was driven by an adjusted EBITDA increase of $1.1million at Belmond Grand Hotel Timeo, and a $0.7 million increase at Belmond Le Manoir aux Quat’Saisons, offset by a $1.6 million off-season loss at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA decreased to 25% for the six months ended June 30, 2018 compared to 27% for the six months ended June 30, 2017.

Owned hotels - North America

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Rooms available	56,966	67,228	113,306	131,398
Rooms sold	42,475	47,721	81,835	91,704
Occupancy (percentage)	75	71	72	70
Average daily rate (in U.S. dollars)	430	443	429	454
RevPAR (in U.S. dollars)	321	315	310	317
Same store RevPAR (in U.S. dollars)	321	314	310	292

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $34.3 million for the three months ended June 30, 2018, a decrease of $8.1 million, or 19%, from $42.4 million for the three months ended June 30, 2017. In constant currency, revenue for the region for the three months ended June 30, 2018 also decreased $8.1 million or 19% from the three months ended June 30, 2017. The decrease is attributable to a $5.0 million fall in revenue at Belmond La Samanna, and $0.9 million fall at Belmond Cap Juluca, which were both closed for the entire quarter following damage sustained from the 2017 hurricanes that hit the region, and a fall of $3.0 million at '21' Club, which was closed for part of the quarter following water damage from burst pipes in January. This decline was offset by improvements against the prior-year period of $1.0 million at Belmond Charleston Place, as the property continues to benefit from recent capital investment and the ongoing popularity of the city; and a $0.6 million improvement at Belmond El Encanto, Santa Barbara, which faced reduced competition as two competitor hotels remained closed after the 2017 mudslides that occurred in the area. ADR for the North American owned hotels segment decreased to $430 in the three months ended June 30, 2018 from $443 in the three months ended June 30, 2017. Occupancy increased to 75% for the three months ended June 30, 2018 from 71% in the three months ended June 30, 2017. Same store RevPAR increased 2% in U.S. dollars, to $321 for the three months ended June 30, 2018 from $314 in the three months ended June 30, 2017.

Adjusted EBITDA for the region for the three months ended June 30, 2018 was $10.4 million, an increase of $0.7 million, or 7%, from an adjusted EBITDA of $9.7 million for the three months ended June 30, 2017. In constant currency, adjusted EBITDA for the region for the three months ended June 30, 2018 also increased $0.7 million or 7% from the three months ended June 30, 2017. This is due to increases of $0.6 million at Belmond Charleston Place, and $0.3 million at Belmond El Encanto, for the reasons described above, offset by a decline of $0.7 million at Belmond Maroma Resort and Spa, Riviera Maya, Mexico, mainly due to recent security concerns in the region. Operating losses of $2.4 million at Belmond La Samanna, and $1.3 million at Belmond Cap Juluca, have been added back to adjusted EBITDA for the three months ended June 30, 2018 while the properties are closed for renovation. Also recorded in the three months ended June 30, 2018 at Belmond La Samanna and excluded from the calculation of adjusted EBITDA are an insurance gain of $11.2 million following settlements of the claim for property damage and business interruption following the hurricanes that hit the Caribbean in September 2017 and a charge of $15.0 million for the restructuring of the labor force at the property.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $63.5 million for the six months ended June 30, 2018, a decrease of $18.8 million, or 23%, from $82.3 million for the six months ended June 30, 2017. In constant currency, revenue for the region for the six months ended June 30, 2018 decreased $18.8 million or 23% from the six months ended June 30, 2017. The decrease is attributable to a $13.4 million fall in revenue at Belmond La Samanna, $0.9 million fall at Belmond Cap Juluca, and $6.9 million fall at '21' Club, which were all closed for the six months ended June 30, 2018 following hurricane and water damage, respectively. This decline was offset by improvements in the six months ended June 30, 2017 of $1.3 million or 13% at Belmond El Encanto, which faced reduced competition as two competitor hotels remained closed after the December 2017 mudslides that occurred in the area. ADR for the North American owned hotels segment decreased to $429 in the six months ended June 30, 2018 from $454 in the six months ended June 30, 2017. Occupancy increased to 72% for the six months ended June 30, 2018 from 70% for the six months ended June 30, 2017. Same store RevPAR increased 6% in U. S. dollars, to $310 for the six months ended June 30, 2018 from $292 in the six months ended June 30, 2017.

Adjusted EBITDA for the region was $20.1 million for the six months ended June 30, 2018, an increase of $0.5 million or 3% from $19.6 million for the six months ended June 30, 2017. In constant currency, adjusted EBITDA for the region for the six months ended June 30, 2018 increased $0.5 million or 3% from the six months ended June 30, 2017 as a result of the closure of

Belmond La Samanna, which recorded adjusted EBITDA of $1.3 million in the six months ended June 30, 2017 offset by increases of $1.3 million at Belmond El Encanto, and $1.1 million at Belmond Charleston Place. Operating losses of $4.1 million at Belmond La Samanna, $2.4 million at Belmond Cap Juluca, and $1.4 million at ‘21’ Club, have been added back to adjusted EBITDA for the six months ended June 30, 2018 while the properties are closed for renovation. As a percentage of North American owned hotels revenue, adjusted EBITDA increased to 32% for the six months ended June 30, 2018 from 24% for the six months ended June 30, 2017.

Owned hotels - Rest of World

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Rooms available	92,634	93,546	183,894	186,426
Rooms sold	41,722	44,523	99,395	101,177
Occupancy (percentage)	45	48	54	54
Average daily rate (in U.S. dollars)	306	341	371	379
RevPAR (in U.S. dollars)	138	162	201	206
Same store RevPAR (in U.S. dollars)	137	160	201	205

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $22.3 million for the three months ended June 30, 2018, a decrease of $3.6 million, or 14%, from $25.9 million for the three months ended June 30, 2017. In constant currency, revenue for the three months ended June 30, 2018 decreased $2.2 million or 9% from the three months ended June 30, 2017, principally as a result of a $1.9 million decrease in revenue at Belmond Mount Nelson, Cape Town, South Africa, and a $1.0 million decrease at Belmond’s three safari camps in Botswana, all of which have been impacted by the negative press around the potential water crisis in Cape Town. This was offset by an increase in revenue of $1.3 million at Belmond Hotel das Cataratas, which saw a 10 percentage point increase in occupancy following positive media coverage of the destination and a weaker Brazilian real that also made the destination more attractive for non-Brazilian visitors. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $306 in the three months ended June 30, 2018 from $341 in the three months ended June 30, 2017. Occupancy decreased to 45% for the three months ended June 30, 2018 from 48% for the three months ended June 30, 2017. Same store RevPAR decreased by 14% in U.S. dollars, to $137 for the three months ended June 30, 2018 from $160 for the three months ended June 30, 2017, a decrease of 10% on a constant currency basis.

Adjusted EBITDA for the region for the three months ended June 30, 2018 was $0.2 million, a decrease of $2.2 million, or 92%, from an adjusted EBITDA of 2.4 million for the three months ended June 30, 2017. In constant currency, adjusted EBITDA for the region decreased by $2.1 million or 79% from the three months ended June 30, 2017. This is as a result of a $1.6 million decrease at Belmond Mount Nelson Hotel, due to the coverage of the potential water crisis during the important second quarter booking window and a $0.5 million decrease at Belmond Copacabana Palace, Rio de Janeiro, Brazil, where the city has continued to experience reduced demand, along with a $0.4 million decrease in revenue across the Company’s Asian portfolio. These declines are offset by a $0.4 million increase in adjusted EBITDA at Belmond Hotel das Cataratas. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA decreased to 1% for the three months ended June 30, 2018 from 9% for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $59.7 million for the six months ended June 30, 2018, a decrease of $2.1 million, or 3%, from $61.8 million for the six months ended June 30, 2017. In constant currency, revenue for the six months ended June 30, 2018 decreased $1.4 million or 2% from the six months ended June 30, 2017. This is principally as a result of a $2.1 million decrease in revenue at Belmond Mount Nelson, and $1.0 million decrease at Belmond three safari camps, all of which have been impacted by the negative press around the potential water crisis in Cape Town. Belmond Copacabana Palace also had a decrease in revenue of $0.8 million for the six months ended June 30, 2018 where the city has continued to experience reduced demand. This decrease was offset by an increase in revenue of $2.7 million at Belmond Hotel das Cataratas, which saw a 11 percentage point increase in occupancy following positive media coverage of the destination and a weaker Brazilian real that also made the destination more attractive for non-Brazilian visitors. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $371 in the six months ended June 30, 2018 from $379 in the six months ended June 30, 2017. Occupancy remained flat at 54% for the six months ended June 30, 2018 and June 30, 2017. Same store RevPAR decreased by 2% in U.S. dollars, to $201 for the six months ended June 30, 2018 from $205 for the six months ended June 30, 2017, an decrease of 2% on a constant currency basis.

Adjusted EBITDA for the region for the six months ended June 30, 2018 of $10.5 million decreased $1.9 million, or 15%, from adjusted EBITDA of $12.4 million for the six months ended June 30, 2017. In constant currency, adjusted EBITDA for the region decreased $2.0 million or 16% compared to the six months ended June 30, 2017 as a result of adjusted EBITDA decreases of $2.1 million at Belmond Mount Nelson Hotel, due to the coverage of the potential water crisis during the important second quarter booking window and a $1.1 million decrease at Belmond Copacabana Palace, where the city has continued to experience reduced demand, along with a $0.5 million decrease in revenue across our Asian portfolio. These declines are offset by a $1.3 million increase in adjusted EBITDA at Belmond Hotel das Cataratas. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA decreased to 18% for the six months ended June 30, 2018 from 20% for the six months ended June 30, 2017.

Owned trains and cruises

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $26.9 million for the three months ended June 30, 2018, an increase of $5.1 million, or 23%, from $21.8 million for the three months ended June 30, 2017. In constant currency, revenue increased $3.1 million or 13%. Excluding Northern Belle which was sold last year, revenue was up $4.7 million, or 24%, compared with the three months ended June 30, 2017. The increase is driven by Venice Simplon-Orient-Express which has continued a strong year as it benefits from recent capital improvements and the introduction of dynamic pricing.

Adjusted EBITDA for owned trains and cruises for the three months ended June 30, 2018 was $7.4 million, an increase of $3.2 million, or 76%, from an adjusted EBITDA of $4.2 million for the three months ended June 30, 2017. In constant currency, adjusted EBITDA for the segment increased by $2.6 million or 55%, primarily due to the rise at Venice Simplon-Orient-Express of $2.6 million.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $31.5 million for the six months ended June 30, 2018, an increase of $4.6 million, or 17%, from $26.9 million for the six months ended June 30, 2017. In constant currency, revenue increased $2.2 million or 8%, primarily driven by an increase in revenue of $4.7 million for the Venice Simplon-Orient-Express which has continued a strong year as it benefits from recent capital improvements and the introduction of dynamic pricing. This increase was offset by the sale of the Belmond Northern Belle and the termination of the lease for Belmond Orcaella in the previous year, which contributed revenue of $2.1 million and $0.8 million, respectively, in the six months ended June 30, 2017.

Adjusted EBITDA for owned trains and cruises for the six months ended June 30, 2018 was $3.2 million, an increase of $3.3 million from an adjusted EBITDA loss of $0.1 million for the six months ended June 30, 2017. In constant currency, adjusted EBITDA for the segment increased by $3.2 million primarily due to the rise at Venice Simplon-Orient-Express as described above of $3.0 million, and the removal of Belmond Northern Belle, which was loss making in the six months ended June 30, 2017.

Part-owned/managed hotels

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $0.5 million for the three months ended June 30, 2018, a decrease of $0.2 million or 29% from $0.7 million for the three months ended June 30, 2017, largely due to a provision made against management and reservation fees at Inn at Perry Cabin by Belmond, Saint Michaels, Maryland in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the three months ended June 30, 2018 was $2.5 million, flat compared with the three months ended June 30, 2017 due to improved operating performance at the Peruvian hotel joint venture.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $0.9 million for the six months ended June 30, 2018, an increase of $0.1 million or 13% from $0.8 million for the six months ended June 30, 2017, due to occupancy-driven growth and improved performance at the Peruvian hotel joint venture.

Adjusted EBITDA for Part-owned/managed hotels for the six months ended June 30, 2018 of $3.1 million represented an increase of $0.3 million, or 11% from earnings of $2.8 million for the six months ended June 30, 2017 due to occupancy-driven growth and improved performance at the Peruvian hotel joint venture of $0.4 million.

Part-owned/managed trains

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Revenue was $3.0 million for the three months ended June 30, 2018, flat compared with the three months ended June 30, 2017.

Adjusted EBITDA for Part-owned/managed trains for the three months ended June 30, 2018 of $7.3 million represented an increase of $0.1 million, or 1% from earnings of $7.2 million for the three months ended June 30, 2017 due to improved operating performance at the Company’s PeruRail joint venture.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Revenue was $5.1 million in the six months ended June 30, 2018, an increase of $0.3 million, or 6%, from $4.8 million in the six months ended June 30, 2017. The increase in revenue was primarily due to increased revenue from the passenger business at the Company’s PeruRail joint venture.

Adjusted EBITDA for Part-owned/managed trains for the six months ended June 30, 2018 was $11.5 million, an increase of $1.6 million or 16% from $9.9 million for the six months ended June 30, 2017 due to an insurance recovery and improved operating performance at the Company’s PeruRail joint venture.

Unallocated corporate costs

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Adjusted central costs were $11.5 million for the three months ended June 30, 2018 (including $2.0 million of non-cash share-based compensation expense), an increase of $0.9 million, or 8%, from $10.6 million for the three months ended June 30, 2017 (including $2.0 million of non-cash share-based compensation expense). This increase is mainly due to increased development and other corporate headcount to support the Company’s strategic growth plan. As a percentage of revenue, adjusted central costs were 7% for the three months ended June 30, 2018 and 6% for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Adjusted central costs were $24.3 million for the six months ended June 30, 2018 (including $3.3 million of non-cash share-based compensation expense), an increase of $2.8 million, or 13%, from $21.5 million for the six months ended June 30, 2017 (including $3.6 million of non-cash share-based compensation expense). This increase is mainly due to increased development and other corporate headcount to support the Company’s strategic growth plan as described above. As a percentage of revenue, adjusted central costs were 9% for the six months ended June 30, 2018 and 8% for the six months ended June 30, 2017.

Depreciation and amortization

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Depreciation and amortization was $14.8 million for the three months ended June 30, 2018, a decrease of $0.3 million, or 2%, from $15.1 million for the three months ended June 30, 2017. Depreciation and amortization as a percentage of revenue remained flat at 9% for the three months ended June 30, 2018 and June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Depreciation and amortization was $30.7 million for the six months ended June 30, 2018, an increase of $1.9 million, or 7%, from $28.8 million for the six months ended June 30, 2017, primarily as a result of the completion of several capital projects and accelerated depreciation expense to write-off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue increased to 12% for the six months ended June 30, 2018 from 11% for the six months ended June 30, 2017.

Impairment of goodwill

Three months ended June 30, 2018 compared to three months ended June 30, 2017

A goodwill impairment charge of $2.2 million was recorded in the three months ended June 30, 2018 at Belmond Governor’s

Residence as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country. There were no impairments of goodwill in the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

A goodwill impairment charge of $2.2 million was recorded in the six months ended June 30, 2018 at Belmond Governor’s Residence as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country. There were no impairments of goodwill in the six months ended June 30, 2017.

Impairment of property, plant and equipment

Three months ended June 30, 2018 compared to three months ended June 30, 2017

A property, plant and equipment charge of $4.9 million was recorded in the three months ended June 30, 2018, compared with a charge of $8.2 million in the three months ended June 30, 2017. This consisted of $2.6 million at Belmond Governor’s Residence and $2.3 at Belmond Road to Mandalay as a result of a fall in tourist arrivals in Myanmar due to negative perceptions of the country. In the three months ended June 30, 2017 this consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at the Belmond Northern Belle due to forecasted lower demand.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

A property, plant and equipment charge of $4.9 million was recorded in the six months ended June 30, 2018, compared with a charge of $8.2 million in the six months ended June 30, 2017. This consisted of $2.6 million at Belmond Governor’s Residence and $2.3 at Belmond Road to Mandalay as a result of a fall in tourist arrivals in Myanmar due to negative perceptions of the country. In the six months ended June 30, 2017 this consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at the Belmond Northern Belle due to forecasted lower demand.

Other operating income

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Other operating income was was $11.9 million for the three months ended June 30, 2018, an increase of $11.9 million from $Nil for the three months ended June 30, 2017 due to a business interruption gain of $11.2 million at Belmond La Samanna following lost profits incurred due to Hurricanes Irma and Jose in 2017. Belmond El Encanto and Belmond’s three safari camps also recorded income from combined business interruption gains of $0.7 million.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Other operating income was $13.0 million for the six months ended June 30, 2018, an increase of $13.0 million, from $Nil for the six months ended June 30, 2017 due to a business interruption gain of $11.2 million at Belmond La Samanna described above, and $0.8 million at Belmond Charleston Place also following lost profits during Hurricanes Irma and Jose. Belmond El Encanto and Belmond’s three safari camps also recorded income from business interruption gains.

Interest income, interest expense and foreign currency, net

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Interest income, interest expense and foreign currency, net was an expense of $11.8 million for the three months ended June 30, 2018, an increase of $3.1 million, or 36%, from an expense of $8.7 million for the three months ended June 30, 2017. The increase in net expense was primarily due to a foreign exchange loss of $3.6 million that was recognized in the three months ended June 30, 2018 compared to a foreign exchange loss of $1.0 million recognized in the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Interest income, interest expense and foreign currency, net was an expense of $19.6 million for the six months ended June 30, 2018, an increase of $3.2 million or 20% from an expense of $16.4 million for the six months ended June 30, 2017. The increase in net expense was primarily due to, as described above, a a foreign exchange loss of $3.6 million that was recognized in the six months ended June 30, 2018 compared to a foreign exchange loss of $1.2 million recognized in the six months ended June 30, 2017.

(Provision for)/benefit from income taxes

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The provision for income taxes was $7.1 million for the three months ended June 30, 2018, an increase of $5.0 million, from a provision of $2.1 million for the three months ended June 30, 2017. The increase in tax charge in the three months ended June 30, 2018 is as a result of the increase in pre-tax earnings from operations, mainly as a result of costs associated with the Cap Juluca acquisition in the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The benefit from income taxes was $8.6 million in the six months ended June 30, 2018, an increase of $5.5 million from a benefit of $3.1 million for the six months ended June 30, 2017. The movement in the benefit for income tax for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 is mainly due to the recognition of a deferred tax credit of $8.1 million following the acquisition of Castello di Casole in May 2018. The deferred tax credit arises because the tax basis of property, plant and equipment is greater than the fair value attributed to those assets. See Notes 4 and 14 to the Financial Statements.

Gain on disposal of property, plant and equipment

Three months ended June 30, 2018 compared to three months ended June 30, 2017

A gain on disposal of $0.2 million was recorded in the three months ended June 30, 2018 compared to a $0.2 million gain in the three months ended June 30, 2017. The gain relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. On April 27, 2018, the owner of Inn at Perry Cabin by Belmond, notified the Company that the owner was exercising its special right to an early termination under the hotel's management agreement. Under this provision, the owner is entitled to an early termination of the ten year management agreement at December 31, 2018 without cause conditioned solely upon it repaying all remaining unamortized key money to Belmond. Belmond paid key money of $3.0 million in connection with the execution of the management agreement in March 2014 at which time Belmond sold the hotel to the owner. The amortization of the key money was suspended pending the owner’s completion of certain refurbishments and therefore, at year-end 2018 the total amount of unamortized key money will be approximately $1.9 million.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

A gain on disposal of $0.3 million was recorded in the six months ended June 30, 2018 compared to a $0.3 million gain in the six months ended June 30, 2017. The gain in the six months ended June 30, 2018 and 2017 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond described above.

Earnings from unconsolidated companies

Three months ended June 30, 2018 compared to three months ended June 30, 2017

Earnings from unconsolidated companies net of tax were $3.4 million for the three months ended June 30, 2018, a decrease of $0.1 million from $3.5 million for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

Earnings from unconsolidated companies net of tax were $4.8 million for the six months ended June 30, 2018, an increase of $0.9 million from $3.9 million for the six months ended June 30, 2017 due to an insurance recovery at the Company's PeruRail joint venture and improved operating performance at both PeruRail and Peru hotel joint ventures.

Net (losses)/earnings from discontinued operations

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The losses from discontinued operations for the three months ended June 30, 2018 were $Nil, compared with earnings of $0.1 million for the three months ended June 30, 2017.

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The losses from discontinued operations for the six months ended June 30, 2018 were $Nil, compared with earnings of $0.1 million for the six months ended June 30, 2017.

Net losses

Three months ended June 30, 2018 compared to three months ended June 30, 2017

The net losses attributable to Belmond for the three months ended June 30, 2018 were $1.5 million ($0.02 per common share) on revenue of $171.6 million, compared with net losses of $4.9 million ($0.05 per common share) on revenue of $165.9 million for the three months ended June 30, 2017. The increase is due to an improvement in revenue of $5.7 million and an insurance gain of $11.9 million in the three months ended June 30, 2018 in relation to the $11.2 million business interruption gain at Belmond La Samanna following lost profits incurred due to Hurricanes Irma and Jose in 2017 and other business interruption gains at Belmond El Encanto and Belmond’s three safari camps. This increase is offset by a charge of $15.0 million to restructure the Company’s labor force at Belmond La Samanna. Additionally there is a non-cash impairment charge of $7.1 million at the Company’s businesses in Myanmar ($8.2 million in the three months ended June 30, 2017 related to Belmond Norther Belle and Belmond Road to Mandalay).

Six months ended June 30, 2018 compared to six months ended June 30, 2017

The net losses attributable to Belmond for the six months ended June 30, 2018 were $16.5 million ($0.16 per common share) on revenue of $261.3 million, compared with net losses of $23.0 million ($0.23 per common share) on revenue of $260.7 million for the six months ended June 30, 2017. The increase is due to an insurance gain of $13.0 million in the six months ended June 30, 2018, mainly as described above with the addition of business interruptions recognized for Belmond Charleston Place as a result of Hurricanes Irma and Jose, and an increase of $5.4 million in the tax benefit for the Company for the six months ended June 30, 2018. This increase is offset by a charge of $15.0 million to restructure the Company’s labor force at Belmond La Samanna. Additionally there is a non-cash impairment charge of $7.1 million at the Company’s businesses in Myanmar ($8.2 million in the six months ended June 30, 2017 related to Belmond Norther Belle and Belmond Road to Mandalay).

Other comprehensive income: Foreign currency translation adjustments, net

Foreign currency translation adjustments for the six months ended June 30, 2018 were a loss of $22.7 million, compared to a gain of $29.0 million for the six months ended June 30, 2017, arising from the retranslation of the Company’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The loss in the six months ended June 30, 2018 was due to the depreciation of the majority of Belmond's operating currencies against the U.S. dollar from the rates at December 31, 2017. In particular, the 14%, 2% and 2% depreciation of the Brazilian Real, euro and British pound against the U.S. dollar, respectively, negatively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The gain in the six months ended June 30, 2017 was due to the appreciation of the majority of Belmond's operating currencies against the U.S. dollar from the rates at December 31, 2016. In particular, the 9%, 6% and 5% appreciation of the euro, British pound and South African rand against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payments on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At June 30, 2018, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $801.5 million (December 31, 2017 - $724.2 million), including a current portion of $6.4 million (December 31, 2017 - $6.4 million). See Note 11 to the Financial Statements. Additionally, Belmond had capital commitments at June 30, 2018 amounting to $107.5 million (December 31, 2017 - $19.5 million).

Belmond had cash and cash equivalents of $160.9 million at June 30, 2018, compared to $180.2 million at December 31, 2017. In addition, Belmond had restricted cash of $8.4 million (of which $7.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $1.0 million was classified in other assets) and $3.9 million (of which $3.1 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as at June 30, 2018 and December 31, 2017, respectively. At June 30, 2018, there were undrawn amounts available to Belmond under committed lines of credit of $62.9 million (December 31, 2017 - $100.6 million), bringing total cash availability at June 30, 2018 to $223.8 million (December 31, 2017 - $280.8 million), excluding restricted cash. When assessing liquidity, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At June 30, 2018, Belmond had $6.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond’s Liquidity and Capital Resources
On June 22, 2018, Charleston Center LLC amended its secured loan of $112.0 million increasing the amount of the loan to $160.0 million and extending its maturity from August 27, 2019 to June 22, 2021. The amended loan continues to bear interest at a rate of LIBOR plus 2.35% per annum. The loan has no amortization and is non-recourse to Belmond.

In March 2018, Belmond made drawdowns totaling $38.9 million on its revolving credit facility (the “Revolving Credit Facility”). In May 2018, Belmond repaid $1.2 million leaving an undrawn balance of $62.3 million on the Revolving Credit Facility. In July 2018, all outstanding borrowings under the Revolving Credit Facility were repaid leaving the undrawn balance at $100.0 million.

On February 7, 2018, Belmond acquired Castello di Casole, a 39-key resort and estate in Tuscany, Italy for a total transaction value of €40.1 million (equivalent to $49.2 million at February 7, 2018), including a cash purchase price of €38.3 million ($46.9 million), contingent consideration of €1.0 million ($1.2 million) and acquisition-related costs of €0.9 million ($1.0 million). The acquisition was funded from existing cash reserves. See Note 4 to the Financial Statements.

On July 3, 2017, Belmond entered into an amended and restated credit agreement with its senior lenders, (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million secured term loan (the “Term Loan Facility”) that matures on July 3, 2024 and (ii) the $100.0 million Revolving Credit Facility that matures on July 3, 2022 (together the “Secured Credit Facilities”). The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt, but not the debt of Charleston Centre LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies.

Covenant Compliance

At June 30, 2018, Belmond was financed with a $603.1 million Term Loan Facility and a $100.0 million Revolving Credit Facility. The Amended and Restated Credit Agreement limits Belmond’s ability to incur additional debt unless a covenant is met. The covenant is measured on the performance of the consolidated group. The Amended and Restated Credit Agreement removed a minimum interest coverage ratio covenant that had previously applied to the Company and increased the net leverage ratio permitted in the covenant test. The maximum net leverage test is measured quarterly based on Belmond’s trailing 12 months’ results. In addition, there is third party bank debt held by consolidated variable interest entities of $160.7 million relating to Charleston Center LLC. One of the loans ($160.0 million) contained two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months’ results of Charleston Center LLC. Belmond was in compliance with its covenants as at June 30, 2018.
If Belmond does not comply with its financial covenant and the banks that provide the Revolving Credit Facility declare a default and accelerate the repayment of their debt, this will permit the lenders under the Term Loan Facility to cross accelerate their loans under the Amended and Restated Credit Agreement.
Belmond regularly monitors projected covenant compliance, and if there was a likely prospective non-compliance with a covenant, Belmond would as a general rule meet with the agent or lending bank or banks of the relevant facility to seek an amendment or waiver. If such an amendment or waiver is available, obtaining it may result in additional bank fees or an increase in the interest cost. See Recent Events Affecting Belmond’s Liquidity and Capital Resources for a description of drawdowns and repayments on the Revolving Credit Facility.

Based on its current financial forecasts, Belmond believes it will comply with all of the financial covenants in its loan facilities.

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $101.8 million at June 30, 2018 (December 31, 2017 - $132.3 million).

Cash Flow - Sources and Uses of Cash

Belmond had cash and cash equivalents of $160.9 million at June 30, 2018, compared to $180.2 million at December 31, 2017. In addition, Belmond had restricted cash of $8.4 million (of which $7.4 million was classified as current restricted cash on the condensed consolidated balance sheets and $1.0 million was classified in other assets) and $3.9 million (of which $3.1 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as at June 30, 2018 and December 31, 2017, respectively.

Operating Activities. Net cash provided by operating activities for the six months ended June 30, 2018 was $25.6 million, compared to $19.9 million for the six months ended June 30, 2017.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $16.5 million for the six months ended June 30, 2018, an improvement of $6.6 million from net losses of $23.1 million for the six months ended June 30, 2017 primarily due to insurance-related other operating income of $13.0 million recorded in the six months ended June 30, 2018. Non-cash items affecting the calculation of net cash used in operating activities included an impairment of property, plant and equipment and other assets of $4.9 million relating to Belmond Road to Mandalay and Belmond Governor’s Residence during the six months ended June 30, 2018 compared to a $8.2 million impairment relating to Belmond Road to Mandalay and Belmond Northern Belle in the six months ended June 30, 2017. There was an impairment of goodwill of $2.2 million relating to Belmond Governor’s Residence in the six months ended June 30, 2018 compared to no goodwill impairment charge in the six months ended June 30, 2017. See Notes 8 and 9 to the Financial Statements. Operating cash flows were also affected by the fact that net losses from continuing operations for the six months ended June 30, 2018 included a non-cash loss from foreign currency of $3.6 million, compared to a non-cash loss from foreign currency translation of $1.2 million, for the six months ended June 30, 2017. In addition, a business interruption gain was recorded in the six months ended June 30, 2018 for which the cash has not yet been received.

Investing Activities. Net cash used in investing activities was $121.4 million for the six months ended June 30, 2018, compared to net cash used in investing activities of $96.0 million for the six months ended June 30, 2017.

During the six months ended June 30, 2018, $45.4 million, net of cash acquired, was used for the acquisition of Belmond Castello di Casole. See Note 4 to the Financial Statements. During the six months ended June 30, 2017, $68.6 million, net of cash acquired, was used for the acquisition of Belmond Cap Juluca. In addition, proceeds from insurance settlements relating to property damage totaled $6.9 million in the six months ended June 30, 2018, and did not occur in the six months ended June 30, 2017.

Capital expenditure to acquire property, plant and equipment of $82.9 million during the six months ended June 30, 2018 included $40.8 million on the refurbishment of Belmond Cap Juluca; $5.0 million on refurbishment and the addition of new suites at Belmond Hotel Splendido, Portofino, Italy; $4.7 million on the refurbishment of Belmond La Samanna; $4.5 million at Belmond Grand Hotel Europe primarily for improvements to the hotel's elevators and renovation of its deluxe rooms; $3.6 million on the full refurbishment of Belmond Savute Elephant Lodge and; $2.2 million for the construction of two new barges for Belmond Afloat in France, Burgundy, with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $27.4 million during the six months ended June 30, 2017 included $3.2 million on the Venice Simplon-Orient-Express related to statutory maintenance works; $2.5 million at Belmond Grand Hotel Europe for improvements to the hotel's heating and air conditioning system and renovation of its deluxe rooms; $2.2 million at Belmond Hotel Cipriani for works related to the renovation of two existing junior suites and the addition of a new junior suite; $1.8 million at Belmond La Residencia for the addition of six new suites; $1.6 million at Belmond Hotel Splendido for the addition of balconies to twelve rooms; $1.5 million on corporate projects, which included the Company's new enterprise resource planning system and website, with the balance being for routine capital expenditures.

Financing Activities. Net cash provided by financing activities for the six months ended June 30, 2018 was $82.3 million, compared to net cash provided by financing activities of $42.4 million for the six months ended June 30, 2017.

During the six months ended June 30, 2018, Belmond made drawdowns totaling $40.0 million on its Revolving Credit Facility, compared to a drawdown of $45.0 million on its Revolving Credit Facility in the six months ended June 30, 2017 in connection with the acquisition of Cap Juluca. In addition, during the six months ended June 30, 2018, Charleston Center LLC amended its secured loan of $112.0 million increasing the amount of the loan to $160.0 million.

Principal repayments under long-term debt were $3.2 million for the six months ended June 30, 2018 compared to $2.7 million for the six months ended June 30, 2017.

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

There were $107.5 million of capital commitments outstanding at June 30, 2018 (December 31, 2017 - $19.5 million) relating to project developments and refurbishment for existing properties. The increase in capital commitments outstanding from year-end 2017 primarily relates to the refurbishment of Belmond La Samanna and Belmond Cap Juluca. Total project costs are currently expected to be in the range of approximately $25 million to $30 million at Belmond La Samanna, and approximately $100 million to $110 million at Belmond Cap Juluca. These estimated costs for both properties exclude any offsetting insurance proceeds, which are expected to be approximately $36 million in aggregate from property damage and business interruption coverage for these two Caribbean properties. To date, the Company has received $32.6 million of insurance proceeds related to these two properties and expect the remaining amount to be recovered during the course of this year.

At Belmond La Samanna as a restructuring plan was agreed with the Works Council at the property and approved by the labor authorities in St Martin, the Company met the criteria to recognize a liability for restructuring costs. During the three and six months ended June 30, 2018, restructuring costs at Belmond La Samanna of $15.0 million were recognized within costs of services and selling, general and administrative expenses in the statements of condensed consolidated operations. The expected completion date for the workforce restructuring is August 2019. See Note 19 to the Financial Statements.

On July 6, 2018, the Company entered into an agreement with Mr. James Sherwood, the founder, Chairman Emeritus and a former director of the Company to terminate certain purchase rights of Mr. Sherwood in respect of the Belmond Hotel Cipriani. Specifically, Mr. Sherwood’s right of first refusal in the case of a sale of the hotel and his purchase option in the event of a change in control of the Company were terminated under the agreement in exchange for a cash payment of $3.0 million, payable over a period of two years in three installments. Moreover, in the event of a sale of the hotel or a change in control of the Company within a ten year period following execution of the agreement, the Company would pay to Mr. Sherwood $10.0 million if such an event happens within a year of the agreement, stepping down by $1.0 million a year to zero after ten years. Mr. Sherwood would also receive a payment of $25.0 million, less any payments already made under the agreement and with no additional payments due to him thereafter under the agreement, in the event of either (1) a public offer for the Company being made within six months after the execution of the agreement and the closing of a change of control transaction for the Company occurring within six months after such offer was made or (2) a sale of the hotel within one year after the execution of the agreement. See Note 19 to the Financial Statements.

Indebtedness

As at June 30, 2018, Belmond has $801.5 million (December 31, 2017 - $724.2 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at June 30, 2018 is net of the unamortized original issue discount of $2.8 million (December 31, 2017 - $3.1 million) and unamortized debt issuance costs of $14.2 million (December 31, 2017 - $14.0 million), both of which will be amortized through interest expense over the term of the loans.

The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($396.0 million currently outstanding) and a euro-denominated tranche (€177.2 million currently outstanding, equivalent to $207.1 million as at June 30, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

As at June 30, 2018, Belmond was financed with a $603.1 million Term Loan Facility and a $100.0 million Revolving Credit Facility. In March 2018, Belmond made drawdowns totaling $38.9 million on its Revolving Credit Facility. In May 2018, Belmond repaid $1.2 million leaving an undrawn balance of $62.3 million on the Revolving Credit Facility. In July 2018, all outstanding borrowings under the Revolving Credit Facility were repaid leaving the undrawn balance at $100.0 million.

On June 22, 2018, Charleston Center LLC amended its secured loan of $112.0 million increasing the amount of the loan to $160.0 million and extending its maturity from August 27, 2019 to June 22, 2021. Proceeds from the additional borrowing were used to repay the outstanding balance on the Revolving Credit Facility in July 2018. The amended loan continues to bear interest at a rate of LIBOR plus 2.35% per annum. The loan has no amortization and is non-recourse to Belmond.

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, as at June 30, 2018 is 5.2 years, and the weighted average interest rate is 4.31% which incorporates derivatives used to mitigate interest rate risk. See Note 11 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities as at June 30, 2018 included above comprises $160.7 million (December 31, 2017 - $112.9 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 28% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At June 30, 2018, 52% of borrowings of Belmond are subject to floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at June 30, 2018:

	Contingent guarantee	Duration
June 30, 2018	$ millions

Peruvian train joint venture:
Concession performance	11.6	through May 2019
Peru hotel joint venture:
Debt obligations	14.9	through 2021

Total	26.5

Belmond has contingently guaranteed, through 2021, $14.9 million of debt obligations of the joint venture in Peru that operates five hotels. Belmond has contingently guaranteed the Ferrocarril Transandino S.A. ("FTSA") joint venture’s obligations relating to the performance of its governmental rail concessions, in the amount of $11.6 million, through May 2019. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As at June 30, 2018, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate to be paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would increase by approximately $4.2 million based on borrowings outstanding at June 30, 2018.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at June 30, 2018 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 21, there is no material potential impact on net earnings at June 30, 2018 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control over Financial Reporting
The Company is implementing an enterprise resource planning (“ERP”) system on a worldwide basis to replace disparate systems currently in place at each of the Company's businesses. The implementation is occurring in phases globally over the next 12 to 18 months and has been executed in a minority of our operations to date. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 19 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    Risk Factors

For information regarding factors that could impact our business, results of operations and financial condition, see the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017. The following risk factor updates the risk factors disclosed in the Company's 2017 Annual Report on Form 10-K.

We are exploring strategic alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic alternatives, that strategic alternatives will yield additional value for shareholders, or that exploration of strategic alternatives will not adversely impact the Company.

On August 8, 2018, we announced that our Board of Directors had initiated a process to review strategic alternatives to enhance shareholder value. There can be no assurance that the exploration of strategic alternatives will result in the identification or consummation of any transaction or any other particular outcome. Speculation regarding any developments related to the review of strategic alternatives and perceived uncertainties related to the future of the Company could cause our stock price to fluctuate significantly.

The exploration of strategic alternatives could result in the diversion of management’s attention from our existing business; failure to achieve financial or operating objectives; incurrence of significant transaction expenses; failure to retain, attract or strengthen our relationships with key personnel, vendors or customers; and exposure to potential litigation in connection with this process and effecting any transaction or strategic alternative. If we are unable to mitigate these or other potential risks related to the uncertainty caused by our exploration of strategic alternatives, it may disrupt our business or could have a material adverse effect on our business, financial condition or results of operations.

There can be no assurance that any potential transaction or other strategic alternative, if identified, evaluated and consummated, will provide greater value to our stockholders than that reflected in the current stock price. Further, our Board of Directors may determine to suspend or terminate the exploration of strategic alternatives at any time due to various factors. Any potential transaction or other outcome of this process is also dependent upon a number of factors that may be beyond our control, including among other factors, market conditions, industry trends, regulatory limitations and the interest of third parties in our business.
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

Dated:  August 9, 2018

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)