Form 10-Q
period 2018-09-30
Belmond Ltd.
filed 2018-11-07
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 As of November 2, 2018, 102,990,338 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant.

PART I — FINANCIAL INFORMATION

ITEM 1. Financial Statements

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited)

	September 30, 2018	December 31, 2017
	$’000	$’000
Assets
Cash and cash equivalents	145,459	180,153
Restricted cash	3,893	3,121
Accounts receivable, net of allowances of $655 and $544	53,532	34,373
Due from unconsolidated companies	15,049	12,762
Prepaid expenses and other	14,486	13,327
Inventories	21,774	23,092
Total current assets	254,193	266,828

Property, plant and equipment, net of accumulated depreciation of $429,755 and $417,738	1,246,185	1,168,044
Investments in unconsolidated companies	68,738	64,644
Goodwill	114,697	120,220
Other intangible assets	20,625	19,778
Other assets	17,219	14,123
Total assets (1)	1,721,657	1,653,637

Liabilities and Equity
Accounts payable	25,958	15,815
Accrued liabilities	111,214	79,455
Deferred revenue	50,797	32,786
Current portion of long-term debt and obligations under capital leases	6,356	6,407
Total current liabilities	194,325	134,463

Long-term debt and obligations under capital leases	740,064	700,752
Liability for pension benefit	65	650
Other liabilities	3,085	3,023
Deferred income taxes	108,850	115,381
Liability for uncertain tax positions	590	532
Total liabilities (1)	1,046,979	954,801

Commitments and contingencies (Note 19)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 102,990,012 (2017 — 102,365,933)	1,030	1,024
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2017 — 18,044,478)	181	181

Additional paid-in capital	989,795	985,566
Retained earnings	10,060	13,278
Accumulated other comprehensive loss	(326,802)	(301,322)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2017 — 18,044,478)	(181)	(181)
Total shareholders’ equity	674,083	698,546
Non-controlling interests	595	290
Total equity	674,678	698,836

Total liabilities and equity	1,721,657	1,653,637

Belmond Ltd. and Subsidiaries
Condensed Consolidated Balance Sheets (unaudited) (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at September 30, 2018 and December 31, 2017 is Charleston Center LLC. The assets and liabilities relating to this VIE at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018	December 31, 2017
	$’000	$’000

Assets
Cash and cash equivalents	740	1,530
Accounts receivable, net of allowances of $Nil and $Nil	2,806	3,623
Prepaid expenses and other	1,487	935
Inventories	1,363	1,360
Total current assets	6,396	7,448

Property, plant and equipment, net of accumulated depreciation of $47,353 and $42,676	194,044	197,369
Other assets	1,539	1,450
Total assets	201,979	206,267

Liabilities
Accounts payable	2,116	4,518
Accrued liabilities	5,066	3,291
Deferred revenue	1,435	2,835
Current portion of long-term debt and obligations under capital leases	266	255
Total current liabilities	8,883	10,899

Long-term debt and obligations under capital leases	159,304	112,069
Other liabilities	—	—
Total liabilities	168,187	122,968

See further description in note 6, Variable interest entities.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Revenue (1)	193,161	182,973	454,488	443,705

Expenses:
Cost of services	80,070	72,010	201,411	184,775
Selling, general and administrative	67,547	59,356	193,359	184,205
Depreciation and amortization	14,963	17,052	45,600	45,862
Impairment of goodwill	—	—	2,195	—
Impairment of property, plant and equipment and other assets	—	—	4,931	8,216

Total operating costs and expenses	162,580	148,418	447,496	423,058

Gain on disposal of property, plant and equipment	150	150	450	450
Other operating income	1,197	—	14,185	—

Earnings from operations	31,928	34,705	21,627	21,097

Interest income	204	240	765	582
Interest expense	(8,397)	(8,993)	(24,906)	(24,536)
Foreign currency, net	(700)	(1,486)	(4,282)	(2,727)

Earnings/(losses) before income taxes and earnings from unconsolidated companies, net of tax	23,035	24,466	(6,796)	(5,584)

Provision for income taxes	(14,476)	(20,732)	(5,905)	(17,608)

Earnings/(losses) before earnings from unconsolidated companies, net of tax	8,559	3,734	(12,701)	(23,192)

Earnings from unconsolidated companies, net of tax provision of $2,371, $2,026, $5,099 and $4,079	4,043	3,939	8,836	7,789

Earnings/(losses) from continuing operations	12,602	7,673	(3,865)	(15,403)

Net (losses)/earnings from discontinued operations, net of tax provision of $Nil, $Nil, $Nil and $Nil	(4)	(3)	(8)	125

Net earnings/(losses)	12,598	7,670	(3,873)	(15,278)

Net losses attributable to non-controlling interests	17	96	14	11

Net earnings/(losses) attributable to Belmond Ltd.	12,615	7,766	(3,859)	(15,267)

(1) Includes revenue from related parties of $4,612,000, $4,758,000, $11,872,000 and $11,601,000 respectively.

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Operations (unaudited) (continued)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	0.12	0.07	(0.04)	(0.15)
Net (losses)/earnings from discontinued operations	—	—	—	—
Basic net earnings/(losses) per share attributable to Belmond Ltd.	0.12	0.08	(0.04)	(0.15)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.12	0.07	(0.04)	(0.15)
Net (losses)/earnings from discontinued operations	—	—	—	—
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	0.12	0.08	(0.04)	(0.15)

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Comprehensive Income (unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Net earnings/(losses)	12,598	7,670	(3,873)	(15,278)

Other comprehensive (losses)/income, net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $Nil, $Nil and $Nil	(9,792)	17,950	(32,353)	46,927
Change in fair value of derivatives, net of tax provision/(benefit) of $Nil, $175, $Nil and $371	1,524	(1,065)	6,616	(306)
Change in pension liability, net of tax provision of $Nil, $32, $Nil and $97	183	162	576	478
Total other comprehensive (losses)/income, net of tax	(8,085)	17,047	(25,161)	47,099

Total comprehensive income/(losses)	4,513	24,717	(29,034)	31,821

Comprehensive (income)/losses attributable to non-controlling interests	(195)	122	(305)	28

Comprehensive income/(losses) attributable to Belmond Ltd.	4,318	24,839	(29,339)	31,849

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017
	$'000	$'000

Cash flows from operating activities:
Net losses	(3,873)	(15,278)
Less: Net (losses)/earnings from discontinued operations, net of tax	(8)	125

Net losses from continuing operations	(3,865)	(15,403)
Adjustments to reconcile net losses to net cash used in operating activities:
Depreciation and amortization	45,600	45,862
Impairment of goodwill	2,195	—
Impairment of property, plant and equipment and other assets	4,931	8,216
Gain on disposal of property, plant and equipment	(450)	(450)
Insurance gain recorded in other operating income	(12,988)	—
Earnings from unconsolidated companies, net of tax	(8,836)	(7,789)
Amortization of debt issuance costs and discount on secured term loan	2,236	2,826
Share-based compensation	4,229	5,025
Change in provisions for uncertain tax positions	76	67
(Benefit from)/provision for deferred income tax	(3,248)	6,504
Other non-cash movements	3,106	1,472
Effect of exchange rates on net losses	3,808	911
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(25,296)	(7,082)
Due from unconsolidated companies	(1,481)	(724)
Prepaid expenses and other	(2,715)	(1,113)
Inventories	297	1,714
Accounts payable	10,079	(1,144)
Accrued liabilities	33,872	29,351
Deferred revenue	19,254	4,182
Other liabilities	720	(5,622)
Other, net	(42)	866
Other cash movements:
Dividends from equity method investees	3,180	3,180
Proceeds from insurance settlements	15,132	—
Proceeds from swap termination	359	(2,145)

Net cash provided by operating activities from continuing operations	90,153	68,704
Net cash used in operating activities from discontinued operations	(8)	(10)

Net cash provided by operating activities	90,145	68,694

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Cash Flows (unaudited) (continued)

	Nine months ended
	September 30, 2018	September 30, 2017
	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(125,875)	(43,012)
Acquisitions, net of cash acquired	(45,406)	(68,632)
Proceeds from insurance settlements	7,327	—

Net cash used in investing activities from continuing operations	(163,954)	(111,644)

Net cash used in investing activities	(163,954)	(111,644)

Cash flows from financing activities:
Exercised share options and vested share awards	6	3
Dividend to non-controlling interest	(16)	—
Proceeds from borrowings	87,951	649,478
Debt issuance costs	(1,142)	(9,703)
Principal payments under long-term debt	(43,691)	(548,798)

Net cash provided by financing activities from continuing operations	43,108	90,980

Net cash provided by financing activities	43,108	90,980

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,162)	8,443

Net (decrease)/increase in cash, cash equivalents and restricted cash	(33,863)	56,473

Cash, cash equivalents and restricted cash at beginning of period	184,075	153,425

Cash, cash equivalents and restricted cash at end of period	150,212	209,898

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Condensed Consolidated Total Equity (unaudited)

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings/(losses) $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2017	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	5,025	—	—	—	—	5,025
Exercised share options and vested share awards	—	3	—	—	—	—	—	—	3
Comprehensive income/(losses):
Net losses attributable to common shares	—	—	—	—	(15,267)	—	—	(11)	(15,278)
Other comprehensive income/(losses)	—	—	—	—	—	47,116	—	(17)	47,099

Balance, September 30, 2017	—	1,021	181	984,483	43,046	(305,223)	(181)	354	723,681

Balance, January 1, 2018	—	1,024	181	985,566	13,278	(301,322)	(181)	290	698,836
Change in accounting principle (see Note 1)	—	—	—	—	641	—	—	—	641
Restated balance at January 1, 2018	—	1,024	181	985,566	13,919	(301,322)	(181)	290	699,477
Share-based compensation	—	—	—	4,229	—	—	—	—	4,229
Exercised stock options and vested share awards	—	6	—	—	—	—	—	—	6
Comprehensive income/(losses):
Net losses attributable to common shares	—	—	—	—	(3,859)	—	—	(14)	(3,873)
Other comprehensive (losses)/income	—	—	—	—	—	(25,480)	—	319	(25,161)

Balance, September 30, 2018	—	1,030	181	989,795	10,060	(326,802)	(181)	595	674,678

See notes to condensed consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1.    Basis of financial statement presentation

Business

The terms “Belmond” and the “Company” are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

At September 30, 2018, Belmond owned, partially-owned or managed 36 deluxe hotels and resort properties operating in the United States, Mexico, the Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, one river cruise business in Myanmar (Burma) and one canal boat business in France. In addition, there is one hotel scheduled for a first quarter 2019 opening, Belmond Cadogan Hotel in London, England.

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

Accounting pronouncements to be adopted

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a lease liability and a right-of-use asset for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. In January 2018, the FASB issued an update that clarified the application of the new leasing standard to land easements. Additionally, in July 2018, the FASB issued two updates to make targeted improvements to the new lease standard. The first update makes 16 separate narrow-scope amendments to the new leasing standard. The second update provides entities with relief from the costs of implementing certain aspects of the new leasing standard and with an additional (and optional) transition method on adoption. It also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. An entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements, but the Company expects that this standard may have a material effect on its consolidated balance sheet.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance to make improvements to hedge accounting requirements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. Belmond has assessed what impact the adoption of this guidance will have on its consolidated financial statements and concluded that it will not be significant.

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

In July 2018, the FASB issued amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Some of the amendments were effective upon issuance and others have transition guidance with effective dates for annual periods beginning after December 15, 2018. Belmond is currently evaluating the potential impact of those amendments that are not yet effective but it does not expect they will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued two new standards to improve the effectiveness of disclosures in notes to the financial statements. The first standard removes, modifies and adds certain disclosure requirements related to fair value measurements in ASC 820 and is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2020. The second standard modifies ASC 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2021. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

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

Disaggregation of revenue

The following tables provide information about disaggregated revenue by type of service being provided, primary geographical market, and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Three months ended September 30, 2018
	Europe	North America	Rest of world	Owned trains & cruises	Part-owned hotels	Part-owned trains	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Timing of revenue recognition
Goods and services transferred at a point in time	35,764	13,554	9,584	1,541	—	—	60,443
Services transferred over time	73,624	13,990	16,258	24,824	1,055	2,967	132,718

	109,388	27,544	25,842	26,365	1,055	2,967	193,161

	Nine months ended September 30, 2018
	Europe	North America	Rest of world	Owned trains & cruises	Part-owned hotels	Part-owned trains	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Timing of revenue recognition
Goods and services transferred at a point in time	73,412	39,766	30,973	4,049	—	—	148,200
Services transferred over time	136,549	51,282	54,549	53,887	1,954	8,067	306,288

	209,961	91,048	85,522	57,936	1,954	8,067	454,488

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	January 1, 2018	September 30, 2018
	$’000	$’000

Receivables	34,373	53,532
Contract assets	—	—
Contract liabilities (deferred revenue)	32,786	50,797

The amount of revenue recognized in the period that was included in the opening contract liabilities was $28,132,000. This revenue consists primarily of the provision of hotel and trains and cruises services.

Contract liabilities include payments received in advance of performance under the contract, and are realized with the associated revenue recognized under the contract.
For trains and cruises services, the timing of payment is typically upfront, therefore a contract liability is created when payment is made in advance of performance.

Practical expedients

The Company has elected certain of the optional exemptions from the disclosure requirement for remaining performance obligations for specific situations in which an entity need not estimate variable consideration to recognize revenue. Accordingly, the Company applies the practical expedient to its management fee contracts. These contracts are typically long-term and the performance obligation consists of providing hotel management services to the owner. Revenue is recognized based upon an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily operating earnings, as specified in each contract. As such, fees are variable with the uncertainty of base fees being resolved monthly and the uncertainty of incentive fees being resolved annually. These fees are included in revenue to the extent that it is probable that a significant reversal of cumulative revenue will not occur once the uncertainty is resolved.

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

3.     Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Numerator ($'000)
Net earnings/(losses) from continuing operations	12,602	7,673	(3,865)	(15,403)
Net (losses)/earnings from discontinued operations	(4)	(3)	(8)	125
Net losses attributable to non-controlling interests	17	96	14	11

Net earnings/(losses) attributable to Belmond Ltd.	12,615	7,766	(3,859)	(15,267)

Denominator (shares '000)
Basic weighted average shares outstanding	102,964	102,327	102,717	102,114
Effect of dilution	1,929	1,656	—	—

Diluted weighted average shares outstanding	104,893	103,983	102,717	102,114

	$	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	0.122	0.075	(0.038)	(0.151)
Net (losses)/earnings from discontinued operations	—	—	—	0.001
Net losses/(earnings) attributable to non-controlling interests	—	0.001	—	—

Net earnings/(losses) attributable to Belmond Ltd.	0.122	0.076	(0.038)	(0.150)

Diluted earnings per share
Net earnings/(losses) from continuing operations	0.120	0.074	(0.038)	(0.151)
Net (losses)/earnings from discontinued operations	—	—	—	0.001
Net losses/(earnings) attributable to non-controlling interests	—	0.001	—	—

Net earnings/(losses) attributable to Belmond Ltd.	0.120	0.075	(0.038)	(0.150)

The total number of share options and share-based awards excluded from computing diluted earnings per share was as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Share options	155,350	556,015	2,360,999	2,385,870
Share-based awards	—	—	1,473,592	1,333,089

Total	155,350	556,015	3,834,591	3,718,959

The number of share options and share-based awards unexercised at September 30, 2018 was 3,834,591 (September 30, 2017 - 3,718,959).

4.    Significant acquisitions

2018 Acquisitions

Castello di Casole

On February 7, 2018, Belmond acquired 100% of two entities that together own Castello di Casole, a 39-key luxury resort and estate in Tuscany, Italy, for a total transaction value of €40,193,000 (equivalent to $49,251,000 at February 7, 2018), including a cash purchase price of €38,287,000 ($46,934,000), contingent consideration with a fair value of €1,003,000 ($1,226,000) and acquisition-related costs of €903,000 ($1,091,000). Belmond rebranded the resort as Belmond Castello di Casole on May 11, 2018, when the incumbent operator’s management agreement terminated. The property is the latest addition to Belmond’s family of ‘Italian Icons’, which includes Belmond Hotel Cipriani in Venice and Belmond Hotel Splendido in Portofino. Located within easy access of both Florence and Siena, the resort and estate span 1,500 hectares and comprise the 39-key Castello di Casole hotel, together with vineyards, olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 16 remain for sale. The Company plans to retain two of the plots to add two new villas to the resort and expects to sell the remaining 14 residential plots, with two already subject to non-binding reservation letters of intent to purchase.

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

The contingent consideration arrangement requires the Company to pay 50% of the net proceeds from the sale of the two residential plots that are subject to non-binding reservation letters of intent to purchase (which are recorded as part of property, plant and equipment - land plots in the table above) to the vendor if the sales occur prior to September 30, 2018. The fair value of the contingent consideration at the acquisition date was €1,003,000 ($1,226,000), determined using an income approach based on an analysis of the likelihood of the conditions for payment being met. As the sale of the two residential plots did not occur prior to September 30, 2018, the Company is no longer required to pay the contingent consideration and the subsequent change in fair value is recorded in the statements of condensed consolidated operations. As such, during the three and nine months ended September 30, 2018, the change in fair value of the contingent consideration of €1,003,000 (equivalent to $1,197,000 at September 30, 2018) is recognized within other operating income in the statements of condensed consolidated operations.

Acquisition-related costs of €903,000 ($1,091,000) are included within selling, general and administrative expenses in the statements of condensed consolidated operations for the nine months ended September 30, 2018.

Other intangible assets of $2,676,000 was assigned to trade names that are not subject to amortization. No other intangible assets were identified and recognized.

Goodwill arising on acquisition of $164,000 was assigned to the Owned hotels in the Company’s Europe segment and consists largely of profit growth opportunities the hotel is expected to generate. None of the goodwill recognized is expected to be deductible for income tax purposes.

The results of operations of the hotel have been included in the consolidated financial results since the date of acquisition. The following table presents information for Castello di Casole included in the Company’s statements of condensed consolidated operations from the acquisition date to the period ending September 30, 2018:

2018
$'000

Revenue	8,768
Losses from continuing operations	(9,631)

Belmond is unable to provide pro forma results of operations for the nine months ended September 30, 2018 and 2017 as if the acquisition had occurred on January 1, 2017 due to the lack of reliable historical financial information.

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

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs are presented within discontinued operations for the three and nine months ended September 30, 2018 and 2017, respectively.

Summarized operating results of the properties classified as discontinued operations for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three months ended September 30, 2018
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(4)	(4)

Losses before tax	—	(4)	(4)

Net losses from discontinued operations	—	(4)	(4)

	Three months ended September 30, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(3)	(3)

Losses before tax	—	(3)	(3)

Net losses from discontinued operations	—	(3)	(3)

	Nine months ended September 30, 2018
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(8)	(8)

Losses before tax	—	(8)	(8)

Net losses from discontinued operations	—	(8)	(8)

	Nine months ended September 30, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	100	25	125

Earnings before tax	100	25	125

Net earnings from discontinued operations	100	25	125

(b)    Assets and liabilities held for sale

There were no assets or liabilities classified as held for sale at September 30, 2018 and December 31, 2017.

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can be used only to settle obligations of Charleston Center LLC totaled $201,979,000 at September 30, 2018 (December 31, 2017 - $206,267,000) and exclude goodwill of $40,395,000 (December 31, 2017 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $168,187,000 at September 30, 2018 (December 31, 2017 - $122,968,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
	$’000	$’000	$’000	$’000

Investment	2,496	2,642	2,496	2,642
Due from unconsolidated company	7,002	6,302	7,002	6,302

Total	9,498	8,944	9,498	8,944

7.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less in which Belmond exerts significant influence, but does not have effective control and, therefore, accounts for these investments using the equity method. As at September 30, 2018, these investments include the 50% ownership in rail and hotel joint venture operations in Peru, the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and is further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	September 30, 2018	December 31, 2017
	$’000	$’000

Current assets	94,391	88,119

Property, plant and equipment, net of accumulated depreciation	220,618	228,970
Other non-current assets	51,466	55,605
Non-current assets	272,084	284,575

Total assets	366,475	372,694

Current liabilities, including $23,876 and $24,793 current portion of third-party debt	102,070	101,668

Long-term debt	130,035	143,187
Other non-current liabilities	5,093	7,892
Non-current liabilities	135,128	151,079

Total shareholders’ equity	129,277	119,947

Total liabilities and shareholders’ equity	366,475	372,694

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Revenue	62,659	59,085	164,951	153,685

Gross profit[1]	43,850	41,163	111,191	106,134

Net earnings[2]	7,928	7,567	17,381	15,115
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

There are contingent guarantees to unconsolidated companies which are not recognized in the condensed consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at September 30, 2018, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $14,468,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $11,586,000, through May 2019.

8.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	September 30, 2018	December 31, 2017
	$’000	$’000

Land and buildings	1,217,843	1,126,496
Machinery and equipment	180,680	181,670
Fixtures, fittings and office equipment	272,569	263,716
River cruise ship and canal boats	4,848	13,900

	1,675,940	1,585,782
Less: Accumulated depreciation	(429,755)	(417,738)

Total property, plant and equipment, net of accumulated depreciation	1,246,185	1,168,044

The depreciation charge on property, plant and equipment for the three and nine months ended September 30, 2018 was $14,847,000 (September 30, 2017 - $16,916,000) and $45,321,000 (September 30, 2017 - $45,458,000).

The table above includes property, plant and equipment, net of accumulated depreciation, of Charleston Center LLC, a consolidated VIE, of $194,044,000 at September 30, 2018 (December 31, 2017 - $197,369,000). See Note 6.

There was capitalized interest in the three and nine months ended September 30, 2018 of $1,455,000 (September 30, 2017 - $Nil) and $3,257,000 (September 30, 2017 - $Nil), respectively.

In the nine months ended September 30, 2018, Belmond considered whether the decline in performance at Belmond Governor's Residence and Belmond Road to Mandalay as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country indicated that the carrying amount of the businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Belmond compared the carrying value of the assets to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The combined impairment charge of $4,775,000 is included within impairment of property, plant and equipment and other assets in the statements of condensed consolidated operations.

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

In September 2017, the islands of Anguilla and St Martin were hit by Hurricanes Irma and Jose when both Belmond La Samanna on St Martin and Belmond Cap Juluca on Anguilla were closed for the season. Both properties are included in Belmond’s global insurance program which provides combined property damage and business interruption cover for the Caribbean as well as separate flood insurance cover. In addition, Belmond La Samanna has a separate property damage insurance policy covering the eight villas at the resort. During the year ended December 31, 2017, the Company recorded a write-off to property, plant and equipment at the two properties, and a corresponding insurance receivable as recovery of those amounts was expected to be probable. In July 2018, a final settlement was agreed with the insurer of the global insurance program. To date, the Company has received $32,600,000 of insurance proceeds related to the recovery of property damage and business interruption at Belmond La Samanna and Belmond Cap Juluca. In the nine months ended September 30, 2018, the Company recognized $11,160,000 in other operating income in the statements of condensed consolidated operations relating to gain contingencies at the two properties.

9.    Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2018 are as follows:

	At January 1, 2018						At September 30, 2018
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	70,660	(14,202)	56,458	164	—	(2,650)	68,174	(14,202)	53,972
North America	71,601	(21,610)	49,991	—	—	—	71,601	(21,610)	49,991
Rest of world	20,530	(13,149)	7,381	—	(2,195)	(628)	19,902	(15,344)	4,558
Owned trains and cruises	7,052	(662)	6,390	—	—	(214)	6,838	(662)	6,176

Total	169,843	(49,623)	120,220	164	(2,195)	(3,492)	166,515	(51,818)	114,697

In the nine months ended September 30, 2018, goodwill of $164,000 was recognized on the acquisition of Castello di Casole. See Note 4.

During the three months ended September 30, 2018, Belmond considered whether slower than anticipated growth at Belmond La Résidence d’Angkor indicated that it was more likely than not that its fair value was less than its carrying value. While Belmond concluded that there was no impairment trigger in the three months ended September 30, 2018, it is carefully monitoring the situation. Belmond La Résidence d’Angkor had a goodwill balance of $1,548,000 at September 30, 2018. The impairment test remains sensitive to changes in assumptions; factors that could reasonably be expected potentially to have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, political instability, changes in future travel patterns or local competitive supply. Any failure to meet these assumptions may result in a future impairment of goodwill.

During the nine months ended September 30, 2018, Belmond identified a non-cash goodwill impairment of $2,195,000 at Belmond Governor’s Residence. Belmond determined that the impairment was triggered by the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, adversely impacting the discounted cash flows, resulting in a full impairment of the goodwill balance. The goodwill impairment charge is included within impairment of goodwill in the statements of condensed consolidated operations.

10.    Other intangible assets

Other intangible assets consist of the following as of September 30, 2018:

	Favorable lease assets	Internet sites	Trade names	Total
	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2018	8,560	1,579	14,001	24,140
Additions	—	—	2,676	2,676
Impairment	(468)	—	—	(468)
Foreign currency translation adjustment	(323)	(57)	(1,164)	(1,544)

Balance at September 30, 2018	7,769	1,522	15,513	24,804

Accumulated amortization:
Balance at January 1, 2018	3,092	1,270		4,362
Charge for the period	254	25		279
Impairment	(312)	—		(312)
Foreign currency translation adjustment	(140)	(10)		(150)

Balance at September 30, 2018	2,894	1,285		4,179

Net book value:
At September 30, 2018	4,875	237	15,513	20,625

At December 31, 2017	5,468	309	14,001	19,778

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the nine months ended September 30, 2018, trade name additions of $2,676,000 were recognized on the acquisition of Castello di Casole. See Note 4.

Amortization expense for the three and nine months ended September 30, 2018 was $116,000 (September 30, 2017 - $136,000) and $279,000 (September 30, 2017 - $404,000). Estimated total amortization expense for the remainder of the year ending December 31, 2018 is $93,000 and for each of the years ending December 31, 2019 to December 31, 2022 is approximately $372,000.

During the nine months ended September 30, 2018, Belmond identified a non-cash favorable lease asset impairment of $156,000 at Belmond Governor’s Residence. Belmond determined that the impairment was triggered by the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, adversely impacting the discounted cash flows, resulting in a full impairment of the favorable lease asset balance. The favorable lease asset impairment charge is included within impairment of property, plant and equipment and other assets in the statements of condensed consolidated operations.

11.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consist of the following:

	September 30, 2018	December 31, 2017
	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of 3 to 6 years (2017 - 20 months to seven years), with a weighted average interest rate of 4.35% (2017 - 4.11%)	760,800	724,208
Obligations under capital lease	15	22

Total long-term debt and obligations under capital lease	760,815	724,230

Less: Current portion	6,356	6,407
Less: Discount on secured term loan	2,761	3,092
Less: Debt issuance costs	11,634	13,979

Non-current portion of long-term debt and obligations under capital lease	740,064	700,752

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

The Term Loan Facility has two tranches, a U.S. dollar tranche ($395,000,000 currently outstanding) and a euro-denominated tranche (€176,763,000 currently outstanding, equivalent to $205,133,000 as at September 30, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% to be paid on the undrawn amount.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

As at September 30, 2018, Belmond was financed with a $600,133,000 Term Loan Facility and a $100,000,000 Revolving Credit Facility that is undrawn.

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

The following is a summary of the aggregate maturities of consolidated long-term debt, including obligations under capital lease, at September 30, 2018:

$’000

Remainder of 2018	1,586
2019	6,359
2020	6,361
2021	166,126
2022	6,077
2023	6,077
2024 and thereafter	568,229

Total long-term debt and obligations under capital lease	760,815

The Company had guaranteed $600,133,000 of the long-term debt of its subsidiary companies as at September 30, 2018 (December 31, 2017 - $611,351,000).

The tables above include the debt of Charleston Center LLC of $160,667,000 at September 30, 2018 (December 31, 2017 - $112,857,000). The debt is non-recourse to Belmond and includes $160,000,000 which was refinanced in June 2018.

Debt issuance costs related to the above outstanding long-term debt were $11,634,000 at September 30, 2018 (December 31, 2017 - $13,979,000), including $1,097,000 at September 30, 2018 (December 31, 2017 - $533,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)                              Revolving credit and working capital facilities

Belmond had approximately $100,579,000 of revolving credit and working capital facilities at September 30, 2018 (December 31, 2017 - $100,598,000) of which $100,579,000 was available (December 31, 2017 - $100,598,000).

12.    Other liabilities

The major balances in other liabilities are as follows:

	September 30, 2018	December 31, 2017
	$’000	$’000

Interest rate swaps (see Note 21)	125	—
Long-term income tax liability	1,769	2,143
Deferred gain on sale of Inn at Perry Cabin by Belmond	300	750
Deferred lease incentive	91	130
Other derivative instrument (see Note 21)	800	—

Total other liabilities	3,085	3,023

13.    Pensions

Components of net periodic pension benefit cost are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Service cost	—	—	—	—
Interest cost on projected benefit obligation	171	179	537	527
Expected return on assets	(262)	(249)	(823)	(736)
Net amortization and deferrals	183	195	576	576

Net periodic benefit cost	92	125	290	367

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

Belmond (UK) Ltd., the plan sponsor and a wholly owned subsidiary of the Company (“Belmond UK”), was previously obligated to pay £1,272,000 (equivalent to $1,654,000 at September 30, 2018) annually to the plan under the U.K. statutorily-mandated triennial negotiation with the plan’s trustees. With a new triennial arrangement that came into effect June 2017, Belmond UK’s funding obligation was reduced from £106,000 to £24,000 (equivalent to $138,000 and $32,000, respectively, as at September 30, 2018) per month. Under the prior contribution level, the plan’s funding deficit was projected to be fully funded by the end of 2017. With the current funding level, Belmond UK is obligated to continue funding until the audited financials of the plan for the year ended December 31, 2018 are available. If no unfunded balance remains, Belmond UK shall be able to suspend further payments, but otherwise it will be expected to continue paying its monthly contribution, subject to any subsequent triennial negotiation with the plan’s trustees. However, pursuant to the terms of the new triennial arrangement, once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance over the remainder of the period through December 31, 2021 should its position deteriorate. During the three and nine months ended September 30, 2018, contributions of £73,000 ($99,000) and £219,000 ($301,000) were made to the pension plan and Belmond anticipates contributing an additional £73,000 ($79,000) to fund the plan in 2018 for a total of £292,000 (equivalent to $380,000 as at September 30, 2018). During the three and nine months ended September 30, 2017, contributions of £47,640 ($61,000) and £683,640 ($856,000) were made to the pension plan.

In May 2014, Belmond guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $10,660,000 at September 30, 2018), which reduced commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond has reinstated this guarantee effective July 1, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

14.    Income taxes

In the three and nine months ended September 30, 2018, the income tax provision was $14,476,000 (September 30, 2017 - $20,732,000) and $5,905,000 (September 30, 2017 - $17,608,000). The decrease in the tax provision and effective tax rate for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 is mainly due to the jurisdictional profit mix of earnings from continuing operations. The reduction in tax provision in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is mainly as a result of recognizing a deferred tax credit of $8,144,000 following the acquisition of Castello di Casole in February 2018. The deferred tax credit arises because the tax basis of property, plant and equipment is greater than the fair value attributed to those assets.

15.    Interest expense

The balances in interest expense are as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	8,950	7,653	25,340	21,863

Interest on legal settlements	182	(10)	587	(153)

Amortization of debt issuance costs and discount on secured term loan	720	1,350	2,236	2,826

Interest capitalized	(1,455)	—	(3,257)	—

Total interest expense	8,397	8,993	24,906	24,536

16.    Supplemental cash flow information

	Nine months ended
	September 30, 2018	September 30, 2017
	$’000	$’000

Cash paid during the period for:
Interest	25,467	22,750

Income taxes, net of refunds	9,077	11,037

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The change in accounts payable was a decrease of $120,000 for the nine months ended September 30, 2018 (September 30, 2017 - decrease of $18,000).

17.    Cash, cash equivalents and restricted cash

The major balances in cash, cash equivalents and restricted cash are as follows:

	September 30, 2018	December 31, 2017
	$’000	$’000

Cash and cash equivalents	145,459	180,153
Cash deposits required to be held with lending banks as collateral	860	801
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	3,849	2,488
Bonds and guarantees	44	633

Total cash, cash equivalents and restricted cash shown in the statement of cash flows	150,212	184,075

Restricted cash classified as long-term and included in other assets on the condensed consolidated balance sheets at September 30, 2018 was $860,000 (December 31, 2017 - $801,000).

18.    Share-based compensation plans

At September 30, 2018, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans for the three and nine months ended September 30, 2018 was $1,615,000 (September 30, 2017 - $1,471,000) and $4,229,000 (September 30, 2017 - $5,025,000). The total compensation cost related to unexercised options and unvested share awards at September 30, 2018 to be recognized over the period October 1, 2018 to September 30, 2022 was $9,036,000 and the weighted average period over which it is expected to be recognized is 29. Measured from the grant date, all awards of restricted shares have a maximum vesting period of four years (and those with performance criteria have a maximum vesting period of three years), and all awards of share options have a vesting period of four years with a maximum term of ten years. There were no grants under the 2004 stock option plan during the nine months ended September 30, 2018.

During the nine months ended September 30, 2018, the following restricted share awards were made under the 2009 share award and incentive plan on the following dates:

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at September 30, 2018, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,246,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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

On April 25, 2018, a Federal Superior Court panel of three judges reversed the prior Superior Court’s decision in Belmond’s favor on all counts, so that the injunction against the Federal Government remains in place and the rent reduction was reinstated on a prospective basis. As a result, the Federal Government cannot seek to enforce its claim for the allegedly unpaid lease obligations. Nonetheless, the Company has reserved against this claim, and this accrual as at September 30, 2018 totaled R$28,091,000 ($7,016,000). The Company intends to continue to vigorously contest this litigation, which has been remanded to the first instance court for a trial on the merits.

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

In January 2018, the Company, having concluded that without a material change in the cost structure at Belmond La Samanna, it could not justify reinvesting the insurance proceeds recovered following Hurricanes Irma and Jose alongside additional capital to restore and improve the asset, entered into a formal administrative process with the workforce at the property and the St. Martin labor authorities. During the three months ended September 30, 2018, a restructuring plan was agreed with the Works Council at the property and approved by the labor authorities.

Capital Commitments

Outstanding contracts to purchase property, plant and equipment were approximately $38,138,000 at September 30, 2018 (December 31, 2017 - $19,464,000). In addition, as discussed immediately above, the Company has agreed to pay Mr. Sherwood an aggregate amount of $3,000,000 in cash, payable over a period of two years in three installments. See Note 21.

Since a restructuring plan was agreed with the Works Council at Belmond La Samanna and approved by the labor authorities in St Martin, the Company met the criteria to recognize a liability for restructuring costs.

During the three and nine months ended September 30, 2018, restructuring costs at Belmond La Samanna of $35,000 and $14,896,000, respectively were recognized within costs of services and selling, general and administrative expenses in the statements of condensed consolidated operations. Restructuring costs represent charges for employee termination costs and other associated costs. The costs are included in the results of the operation of Belmond La Samanna, which are included in Owned hotels in the Company’s North America segment.

The following table presents the Company’s restructuring reserve activity in respect of Belmond La Samanna during the nine months ended September 30, 2018.

Liability for restructuring costs
$’000

Balance at December 31, 2017	—
Charges	14,896
Cash payments	(10,053)
Balance at September 30, 2018 classified in "Accrued Liabilities"	4,843

The expected completion date for the workforce restructuring is August 2019.

Future rental payments and rental expense under operating leases

Future rental payments as at September 30, 2018 under operating leases in respect of equipment rentals and leased premises are payable as follows:

$’000

Remainder of 2018	3,585
2019	10,235
2020	10,166
2021	10,632
2022	8,591
2023	8,637
2024 and thereafter	126,660

Future rental payments under operating leases	178,506

Rental expense for the three and nine months ended September 30, 2018 amounted to $3,310,000 (September 30, 2017 - $3,917,000) and $10,433,000 (September 30, 2017 - $11,161,000).

20.    Fair value measurements

(a)     Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s financial instruments recorded at fair value by the fair value hierarchy at September 30, 2018 and December 31, 2017:

	Level 1	Level 2	Level 3	Total
September 30, 2018	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	6,863	—	6,863

Total assets	—	6,863	—	6,863

Liabilities at fair value:
Derivative financial instruments	—	(548)	(13,066)	(13,614)

Total net liabilities	—	6,315	(13,066)	(6,751)

	Level 1	Level 2	Level 3	Total
December 31, 2017	$’000	$’000	$’000	$’000

Assets at fair value:
Derivative financial instruments	—	1,348	—	1,348

Total assets	—	1,348	—	1,348

Liabilities at fair value:
Derivative financial instruments	—	(430)	—	(430)

Total net assets	—	918	—	918

During the three and nine months ended September 30, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Level 3 amounts relate to the costs to terminate the right of first refusal and purchase option as described in Note 21. An assessment of the fair value of any potential payment due on a change of control of the Company has been made based on the relative probabilities of a change of control and of the various possible outcomes discounted to present value using the Company’s incremental borrowing rate. Unobservable inputs used in the fair value measurement for which there is no market information available include potential future payments based on the likelihood of a change of control within each of the 10 years covered by the agreement and management assumptions behind the relative probabilities of a change of control and of the various possible outcomes. Any significant increase/(decrease) in the discount rate or any change in likelihood of the change in control could result in a higher/(lower) fair value measurement.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2018

	January 1, 2018	Fair Value as at July 6, 2018	Realized and Unrealized Gains/(Losses) in Earnings (1)	September 30, 2018
Liabilities	$’000	$’000	$’000	$’000

Contractual liabilities	—	(10,117)	(2,949)	(13,066)
(1) Movement in the period is due to the initiation of the Board’s review of strategic alternatives, which was announced on August 8, 2018. See Risk Factors in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2018.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of September 30, 2018 and December 31, 2017 were as follows:

		September 30, 2018		December 31, 2017
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	760,800	762,102	724,208	728,994

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured at fair value on a non-recurring basis for the nine months ended September 30, 2018 and 2017 are as follows:

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2018
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	—	—	—	—	(4,775)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2017
	$’000	$’000	$’000	$’000	$’000

Property, plant and equipment	5,955	—	—	5,955	(8,216)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2018
	$’000	$’000	$’000	$’000	$’000

Goodwill	—	—	—	—	(2,195)

		Fair value measurement inputs
	Fair value	Level 1	Level 2	Level 3	Total losses in the nine months ended September 30, 2018
	$’000	$’000	$’000	$’000	$’000

Other intangible assets	—	—	—	—	(156)

Property, plant and equipment

In the nine months ended September 30, 2018, property, plant and equipment at Belmond Governor’s Residence and Belmond Road to Mandalay with a combined carrying value of $4,775,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $4,775,000.

In the nine months ended September 30, 2017, property, plant and equipment at Belmond Road to Mandalay and Belmond Northern Belle with a combined carrying value of $14,173,000 was written down to fair value of $5,955,000, resulting in a non-cash impairment charge of $8,216,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 8.

Goodwill

In the nine months ended September 30, 2018, goodwill at Belmond Governor’s Residence with a carrying value of $2,195,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $2,195,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 9.

Other intangible assets

In the nine months ended September 30, 2018, the favorable lease asset at Belmond Governor’s Residence with a carrying value of $156,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $156,000.

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

Cash flow hedges of interest rate risk

As of September 30, 2018 and December 31, 2017, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	September 30, 2018	December 31, 2017
	’000	’000

Interest rate swaps	€89,500	€89,500
Interest rate swaps	$280,000	$243,000
Interest rate caps	$48,000	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of September 30, 2018 and December 31, 2017:

		Fair value as of September 30, 2018	Fair value as of December 31, 2017
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	5,339	1,776
Interest rate derivatives	Other receivables	1,562	—
Interest rate derivatives	Accrued liabilities	(461)	(858)
Interest rate derivatives	Other liabilities	(125)	—
Other derivative instruments
Contractual liabilities	Accrued liabilities	(12,266)	—
Contractual liabilities	Other liabilities	(800)	—

Total		(6,751)	918

Offsetting

There was no offsetting within derivative assets or derivative liabilities at September 30, 2018 and December 31, 2017. However, these derivatives are subject to master netting arrangements.

Other comprehensive income/(loss)

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 22. At September 30, 2018, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest expense in the next 12 months is $759,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the three and nine months ended September 30, 2018 was a $1,408,000 gain (September 30, 2017 - $6,822,000 loss) and a $6,964,000 gain (September 30, 2017 - $19,867,000 loss).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of September 30, 2018, the fair value of derivatives in a net asset position, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $6,307,000 (December 31, 2017 - $918,000 net asset). If Belmond breached any of the provisions, it would be required to settle its obligations under the agreements at their termination value of $6,347,000 inflow (December 31, 2017 - $942,000 inflow).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $205,132,000 at September 30, 2018, being a liability of Belmond (December 31, 2017 - $213,350,000).

Other derivative instrument - termination of the right of first refusal and purchase option

On July 6, 2018, the Company entered into an agreement with Mr. Sherwood that terminated a right of first refusal and purchase option. See Note 19. In exchange, Mr. Sherwood is entitled to an aggregate amount of $3,000,000, payable over a period of two years in three installments. Moreover, in the event of a sale of the Belmond Hotel Cipriani or a change in control of the Company within a ten year period following execution of the agreement, the Company would pay to Mr. Sherwood $10,000,000 if such an event happens within a year of the agreement, stepping down by $1,000,000 a year to zero after ten years. Mr. Sherwood would also receive a payment of $25,000,000, less any payments already made under the agreement and with no additional payments due to him thereafter under the agreement, in the event of either (1) a public offer for the Company being made within six months after the execution of the agreement and the closing of a change of control transaction for the Company occurring within six months after such offer was made or (2) a sale of the Belmond Hotel Cipriani within one year after the execution of the agreement.

The costs to terminate the right of first refusal and purchase option have been accounted for in accordance with ASC 815, Derivatives and Hedging as the recognition criteria for a derivative have been met, specifically that the agreement provides for a payment linked to an underlying variable as set forth in ASC 815. During the three and nine months ended September 30, 2018, the Company has recognized a cost of $13,066,000 following an assessment of the fair value of any potential payment due on a change of control of the Company which is based on the relative probabilities of a change of control and of the various possible outcomes discounted to present value using the Company’s incremental borrowing rate. This cost is included within selling, general and administrative expenses in statements of condensed consolidated operations. See Note 20.

22.    Accumulated other comprehensive income/(loss)

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) are as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
Nine months ended September 30, 2018	$’000	$’000	$’000	$’000

Balance at January 1, 2018	(288,266)	(1,304)	(11,752)	(301,322)

Other comprehensive (loss)/income before reclassifications, net of tax (benefit)/provision of $Nil, $Nil, $Nil and $Nil	(32,672)	5,129	576	(26,967)

Amounts reclassified from AOCI, net of tax provision of $Nil, $Nil, $Nil and $Nil	—	1,487	—	1,487

Net current period other comprehensive (loss)/income	(32,672)	6,616	576	(25,480)

Balance at September 30, 2018	(320,938)	5,312	(11,176)	(326,802)

Reclassifications out of AOCI (net of tax) are as follows:

	Amount reclassified from AOCI
	Three months ended
	September 30, 2018	September 30, 2017
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for hedged debt instruments	425	379	Interest expense

Total reclassifications for the period	425	379

	Amount reclassified from AOCI
	Nine months ended
	September 30, 2018	September 30, 2017
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,487	1,358	Interest expense

Total reclassifications for the period	1,487	1,358

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns, including its one stand-alone restaurant in North America;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	109,388	96,658	209,961	180,772
North America	27,544	32,956	91,048	115,239
Rest of world	25,842	26,767	85,522	88,605
Total owned hotels	162,774	156,381	386,531	384,616
Owned trains and cruises	26,365	23,674	57,936	50,583

Part-owned/managed hotels	1,055	(405)	1,954	368
Part-owned/managed trains	2,967	3,323	8,067	8,138
Total management fees	4,022	2,918	10,021	8,506

Revenue	193,161	182,973	454,488	443,705

Reconciliation of consolidated losses from continuing operations to adjusted EBITDA:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	54,808	48,714	79,876	71,507
North America	5,110	2,245	25,159	21,790
Rest of world	3,840	3,544	14,359	15,899
Total owned hotels	63,758	54,503	119,394	109,196
Owned trains and cruises	8,343	5,342	11,535	5,289

Part-owned/managed hotels	2,802	2,502	5,880	5,266
Part-owned/managed trains	8,395	8,201	19,935	18,135

Total adjusted share of earnings from unconsolidated companies and management fees	11,197	10,703	25,815	23,401

Unallocated corporate:
Central costs	(6,538)	(6,911)	(27,493)	(24,822)
Share-based compensation	(1,615)	(1,471)	(4,910)	(5,025)

Adjusted EBITDA	75,145	62,166	124,341	108,039

Reconciliation from earnings/(losses) from continuing operations to adjusted EBITDA:

Earnings/(losses) from continuing operations	12,602	7,673	(3,865)	(15,403)
Depreciation and amortization	14,963	17,052	45,600	45,862
Interest income	(204)	(240)	(765)	(582)
Interest expense	8,397	8,993	24,906	24,536
Foreign currency, net	700	1,486	4,282	2,727
Provision for income taxes	14,476	20,732	5,905	17,608
Share of provision for income taxes of unconsolidated companies	2,371	2,026	5,099	4,079
	53,305	57,722	81,162	78,827

Insurance gains and deductibles	1,224	—	(9,976)	—
Labor restructuring cost	—	—	14,896	—
Net operating losses at two closed Caribbean properties	4,406	1,977	11,390	1,977
Cost to terminate right of first refusal and purchase option	13,066	—	13,066	—
Cost of Company's review of strategic alternatives	2,368	—	2,368	—
Other restructuring and special items (1)	639	2,338	3,703	5,437
Acquisition-related costs (2)	61	279	830	14,032
Gain on disposal of property, plant and equipment	(150)	(150)	(450)	(450)
Loss on disposal of property, plant and equipment in unconsolidated joint venture	226	—	226	—
Impairment of goodwill, property, plant and equipment and other assets	—	—	7,126	8,216
Adjusted EBITDA	75,145	62,166	124,341	108,039

(1) Represents costs in relation to restructuring, severance and redundancy costs, pre-opening costs, and other items, net.
(2) Represents acquisition fees in relation to the purchase of Castello di Casole in February 2018 and Cap Juluca in May 2017.

Earnings from unconsolidated companies, net of tax:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Part-owned/managed hotels	751	747	1,418	1,213
Part-owned/managed trains	3,292	3,192	7,418	6,576

Total earnings from unconsolidated companies, net of tax	4,043	3,939	8,836	7,789

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Owned hotels:
Europe	3,823	4,269	23,822	17,043
North America	30,528	3,404	75,740	6,351
Rest of world	5,972	5,510	16,866	10,316
Total owned hotels	40,323	13,183	116,428	33,710
Owned trains and cruises	1,728	1,055	6,693	6,542

Unallocated corporate	945	1,359	2,754	2,760

Total capital expenditure to acquire property, plant and equipment	42,996	15,597	125,875	43,012

Revenue from external customers in Belmond’s country of domicile and significant countries (based on the location of the property):

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$’000	$’000	$’000	$’000

Bermuda	—	—	—	—
Italy	91,177	70,704	166,291	120,322
United Kingdom	13,082	19,089	31,856	43,572
United States	24,771	24,597	78,250	82,879
Brazil	11,409	11,994	41,155	41,910
All other countries	52,722	56,589	136,936	155,022

Total revenue	193,161	182,973	454,488	443,705

24.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the three and nine months ended September 30, 2018, Belmond earned management fees from Eastern and Oriental Express Ltd. of $2,000 (September 30, 2017 - $1,000) and $192,000 (September 30, 2017 - $137,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at September 30, 2018 was $7,002,000 (December 31, 2017 - $6,302,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas del Colca, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the three and nine months ended September 30, 2018, Belmond earned management and guarantee fees from its Peruvian joint ventures of $4,610,000 (September 30, 2017 - $4,757,000) and $11,680,000 (September 30, 2017 - $11,464,000), which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at September 30, 2018 was $7,658,000 (December 31, 2017 - $6,029,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at September 30, 2018 was $389,000 (December 31, 2017 - $431,000).

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

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including those described in Item 1—Business, Item 1A—Risk Factors, Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7A—Quantitative and Qualitative Disclosures about Market Risk, and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and Item 1A of Part II in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

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

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2018 and 2017 derived primarily from the Europe, North America and Rest of world segments.

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

Results of Operations

Operating information for Belmond’s owned hotels for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Rooms available
Europe	90,895	86,817	224,516	214,135
North America	57,531	66,872	170,837	198,270
Rest of world	94,392	94,392	278,286	280,818
Worldwide	242,818	248,081	673,639	693,223

Rooms sold
Europe	70,334	66,974	148,749	143,262
North America	37,302	43,210	119,137	134,914
Rest of world	47,360	43,767	146,755	144,944
Worldwide	154,996	153,951	414,641	423,120

Occupancy (percentage)
Europe	77	77	66	67
North America	65	65	70	68
Rest of world	50	46	53	52
Worldwide	64	62	62	61

Average daily rate (in U.S. dollars)
Europe	1,018	928	887	791
North America	368	383	410	432
Rest of world	335	376	360	378
Worldwide	653	618	563	535

RevPAR (in U.S. dollars)
Europe	788	716	588	529
North America	239	248	286	294
Rest of world	168	174	190	195
Worldwide	417	383	347	327

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Same Store RevPAR (in dollars)
Europe	793	716	589	529
North America	239	245	286	276
Rest of world	168	174	188	194
Worldwide	413	388	344	323

Same store RevPAR data for the three and nine months ended September 30, 2018 and September 30, 2017 excludes the operations of Belmond Castello di Casole that was acquired in February 2018. Its operations are included in the Europe segment. Same store RevPAR also excludes the operations of Belmond Cap Juluca, Anguilla, British West Indies, which was acquired in May 2017 and Belmond La Samanna, St Martin, French West Indies, which is closed for refurbishment following Hurricanes Irma and Jose in September 2017. Both of these operations are included in the North America segment. In addition, same store RevPAR excludes the operations of Belmond Savute Elephant Lodge, Chobe Reserve, Botswana, which was closed for refurbishment from November 2017 to June 2018. Its operations are included in the Rest of world segment.

Revenue

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$ millions	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	109.4	96.7	210.0	180.8
North America	27.5	32.9	91.0	115.2
Rest of world	25.8	26.8	85.5	88.6
Total owned hotels	162.7	156.4	386.5	384.6
Owned trains and cruises	26.4	23.7	57.9	50.6

Part-owned/managed hotels	1.1	(0.4)	2.0	0.4
Part-owned/managed trains	3.0	3.3	8.1	8.1
Total management fees	4.1	2.9	10.1	8.5

Revenue	193.2	183.0	454.5	443.7

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $193.2 million for the three months ended September 30, 2018, an increase of $10.2 million, or 6%, from $183.0 million for the three months ended September 30, 2017. Owned hotels revenue was $162.7 million for the three months ended September 30, 2018, an increase of $6.3 million or 4% from $156.4 million for the three months ended September 30, 2017. In constant currency, revenue for owned hotels for the three months ended September 30, 2018 increased $7.3 million or 5% from the prior-year period. The increase in owned hotels revenue was primarily due to a $2.3 million increase in revenue at Belmond Grand Hotel Europe, St Petersburg, Russia, where the football World Cup was hosted in July, a $1.7 million increase at Belmond Hotel Cataratas, Iguassu Falls, Brazil, where the destination has received positive media coverage, and a $7.2 million increase across Belmond’s Italian portfolio due to enhanced revenue management initiatives and the impact of recent capital investments including the addition of new keys. In addition, Belmond Castello di Casole in Tuscany contributed $4.1 million to the increase in owned hotels revenue. These increases are offset by declines of $2.7 million at Belmond La Samanna, and $1.5 million at Belmond Cap Juluca, which were both closed in the third quarter of 2018 following damage sustained from the 2017 hurricanes that hit the region. Revenue from owned trains and cruises was $26.4 million for the three months ended September 30, 2018, an increase of $2.7 million or 11% from $23.7 million for the three months ended September 30, 2017. In constant currency, revenue for owned trains and cruises for the three months ended September 30, 2018 increased $2.1 million or 8% from the prior-year period. Excluding Belmond Northern Belle that was sold last year, revenue was up $4.2 million or 20% over the three months ended September 30, 2017. The increase is driven by a $3.3 million increase in revenue for Venice Simplon-Orient-Express, which has continued a strong year as it benefits from recent capital improvements, and to a lesser extent Belmond Afloat in France where two new barges were brought into operation earlier this year.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $454.5 million for the nine months ended September 30, 2018, an increase of $10.8 million, or 2%, from $443.7 million for the nine months ended September 30, 2017. Owned hotels revenue was $386.5 million for the nine months ended September 30, 2018, an increase of $1.9 million from $384.6 million for the nine months ended September 30, 2017. In constant currency, revenue for owned hotels for the nine months ended September 30, 2018 decreased $4.2 million or 1% from the prior-year period. The decrease in owned hotels revenue was primarily due to a $16.1 million decrease in revenue for Belmond La Samanna and $2.4 million at Belmond Cap Juluca, which were both closed for refurbishment throughout the nine months ended September 30, 2018 following hurricane damage, and a $7.8 million decrease in revenue for ‘21’ Club, which was closed for the majority of the nine months ended September 30, 2018 following water damage. This decline was offset by a $13.3 million increase across Belmond’s Italian portfolio, predominantly driven by the introduction of Belmond Castello di Casole, which was acquired in the first quarter of 2018 and opened under the Belmond flag in May 2018, a $4.3 million increase at Belmond Hotel das Cataratas, following positive media coverage of the destination, and a $3.2 million increase at Belmond Grand Hotel Europe, which has benefited from recent capital investments and the football World Cup in July 2018. Revenue from owned trains and cruises was $57.9 million for the nine months ended September 30, 2018, an increase of $7.3 million, or 14%, from $50.6 million for the nine months ended September 30, 2017. In constant currency, revenue for owned trains and cruises for the nine months ended September 30, 2018 increased $4.2 million or 8% from the nine months ended September 30, 2017. The increase in owned trains and cruises revenue was primarily due to a $7.9 million rise in revenue for the Venice Simplon-Orient-Express, which has continued a strong year as it benefits from recent capital improvements. This increase was offset by the sale of the Belmond Northern Belle in November 2017 which contributed revenue of $4.0 million in the nine months ended September 30, 2017.

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

Segment performance for the three and nine months ended September 30, 2018 and 2017 is analyzed as follows:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	$ millions	$ millions	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	54.8	48.7	79.9	71.5
North America	5.1	2.3	25.2	21.8
Rest of world	3.8	3.5	14.4	15.9
Total owned hotels	63.7	54.5	119.5	109.2
Owned trains and cruises	8.3	5.4	11.5	5.3

Part-owned/managed hotels	2.8	2.5	5.9	5.3
Part-owned/managed trains	8.4	8.2	19.9	18.1
Total adjusted share of earnings from unconsolidated companies and management fees	11.2	10.7	25.8	23.4

Unallocated corporate costs:
Central costs	(6.5)	(6.9)	(27.6)	(24.9)
Share-based compensation	(1.6)	(1.5)	(4.9)	(5.0)

Adjusted EBITDA	75.1	62.2	124.3	108.0

Reconciliation from earnings/(losses) from continuing operations to adjusted EBITDA:

Earnings/(losses) from continuing operations	12.6	7.8	(3.9)	(15.4)
Depreciation and amortization	15.0	17.1	45.6	45.9
Interest income, interest expense and foreign currency, net	8.9	10.2	28.4	26.7
Provision for income taxes	14.5	20.7	5.9	17.6
Share of provision for income taxes of unconsolidated companies	2.4	2.0	5.1	4.1
	53.4	57.8	81.1	78.9

Insurance gains and deductibles	1.2	—	(10.0)	—
Labor restructuring cost	—	—	14.9	—
Net operating losses at two closed Caribbean properties	4.4	2.0	11.4	2.0
Cost to terminate right of first refusal and purchase option	13.1	—	13.1	—
Cost of Company's review of strategic alternatives	2.4	—	2.4	—
Other restructuring and special items (1)	0.5	2.3	3.7	5.3
Acquisition-related costs (2)	0.1	0.3	0.9	14.1
Gain on disposal of property, plant and equipment	(0.2)	(0.2)	(0.5)	(0.5)
Loss on disposal of property, plant and equipment in unconsolidated joint venture	0.2	—	0.2	—
Impairment of goodwill, property, plant and equipment and other assets	—	—	7.1	8.2
Adjusted EBITDA	75.1	62.2	124.3	108.0

(1) Represents costs in relation to restructuring, severance and redundancy costs, pre-opening costs, and other items, net.
(2) Represents acquisition fees in relation to the purchase of Castello di Casole in February 2018 and Cap Juluca in May 2017.

Owned hotels - Europe

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Rooms available	90,895	86,817	224,516	214,135
Rooms sold	70,334	66,974	148,749	143,262
Occupancy (percentage)	77	77	66	67
Average daily rate (in U.S. dollars)	1,018	928	887	791
RevPAR (in U.S. dollars)	788	716	588	529
Same store RevPAR (in U.S. dollars)	793	716	589	529

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $109.4 million for the three months ended September 30, 2018, an increase of $12.7 million, or 13%, from $96.7 million for the three months ended September 30, 2017. In constant currency, revenue for the region for the three months ended September 30, 2018 increased $10.0 million or 10% from the prior-year period due to growth across the majority of the portfolio led by double digit percentage growth at Belmond Grand Hotel Europe, Belmond Hotel Caruso, Amalfi Coast, Italy, and Belmond Grand Hotel Timeo, Taormina, Sicily. Belmond Grand Hotel Europe benefited from the positive image of the football World Cup held in Russia in July and all of the properties have benefited from enhanced revenue management strategies including improved management of room types, targeted sales activities and focus on driving group business to shoulder seasons. The growth included revenue of $4.0 million at Belmond Castello di Casole, which was acquired in the first quarter of 2018 and was opened under a Belmond flag in May. ADR in U.S. dollar terms for the European owned hotels segment increased to $1,018 in the three months ended September 30, 2018 from $928 in the three months ended September 30, 2017. Occupancy remained flat at 77% in the three months ended September 30, 2018 and September 30, 2017. Same store RevPAR increased by 11% in U.S. dollars, to $793 in the three months ended September 30, 2018 from $716 in the three months ended September 30, 2017, an increase of 7% on a constant currency basis.

Adjusted EBITDA for the region for the three months ended September 30, 2018 was $54.8 million, representing an increase of $6.1 million, or 13%, from an adjusted EBITDA of $48.7 million for the three months ended September 30, 2017. In constant currency, adjusted EBITDA for the region for the three months ended September 30, 2018 increased $3.8 million or 7% from the three months ended September 30, 2017, driven by Belmond Grand Hotel Europe and all of the Italian properties with the exception of Belmond Hotel Cipriani, Venice, Italy, which is in a non-Biennale year. As a percentage of European owned hotels revenue, adjusted EBITDA remained flat at 50% for the three months ended September 30, 2018 and September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $210.0 million for the nine months ended September 30, 2018, an increase of $29.2 million, or 16%, from $180.8 million for the nine months ended September 30, 2017. In constant currency, revenue for the region for the nine months ended September 30, 2018 increased $18.7 million, or 10%, due to growth across the portfolio, with the exception of Belmond Hotel Cipriani, which is in a non-Biennale year. This growth was led by increases of $8.8 million at Belmond Castello di Casole, which was acquired in the first quarter of 2018 and was opened under the Belmond flag in May, $3.2 million at Belmond Grand Hotel Europe which has benefited from recent capital investments and the football World Cup in July, and $3.1 million at Belmond Grand Hotel Timeo which has benefited from the closure of their main competitor in the nine months ended September 30, 2018. ADR in U.S. dollar terms for the European owned hotels segment increased to $887 in the nine months ended September 30, 2018 from $791 in the nine months ended September 30, 2017. Occupancy decreased to 66% in the nine months ended September 30, 2018 from 67% in the nine months ended September 30, 2017. Same store RevPAR increased by 11% in U.S. dollars, to $589 in the nine months ended September 30, 2018 from $529 in the nine months ended September 30, 2017, an increase of 5% on a constant currency basis.

Adjusted EBITDA for the region for the nine months ended September 30, 2018 was $79.9 million, representing an increase of $8.4 million, or 12%, from adjusted EBITDA of $71.5 million for the nine months ended September 30, 2017. In constant currency, adjusted EBITDA for the region for the nine months ended September 30, 2018 increased $4.2 million or 6% from the nine months ended September 30, 2017. This was driven by an adjusted EBITDA increase of $1.8 million at Belmond Grand Hotel Timeo, a $1.7 million increase at Belmond Grand Hotel Europe, and a $1.1 million increase at Belmond Le Manoir aux Quat’Saisons,

Oxfordshire, United Kingdom, due to increased cost control, offset by a $1.9 million decrease at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA decreased to 38% for the nine months ended September 30, 2018 compared to 40% for the nine months ended September 30, 2017.

Owned hotels - North America

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Rooms available	57,531	66,872	170,837	198,270
Rooms sold	37,302	43,210	119,137	134,914
Occupancy (percentage)	65	65	70	68
Average daily rate (in U.S. dollars)	368	383	410	432
RevPAR (in U.S. dollars)	239	248	286	294
Same store RevPAR (in U.S. dollars)	239	245	286	276

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $27.5 million for the three months ended September 30, 2018, a decrease of $5.4 million, or 16%, from $32.9 million for the three months ended September 30, 2017. In constant currency, revenue for the region for the three months ended September 30, 2018 also decreased $5.4 million from the three months ended September 30, 2017. The decrease is attributable to a $4.2 million fall in revenue at Belmond La Samanna and Belmond Cap Juluca, which were both closed for the entire quarter following damage sustained from the 2017 hurricanes that hit the region. Revenue from Belmond Charleston Place was flat year-over-year but would have been higher had it not been for the impact of $2.1 million lost revenue as the city was evacuated with the approach of Hurricane Florence. ADR for the North American owned hotels segment decreased to $368 in the three months ended September 30, 2018 from $383 in the three months ended September 30, 2017. Occupancy remained flat at 65% for the three months ended September 30, 2018 and September 30, 2017. Same store RevPAR decreased 2% in U.S. dollars, to $239 for the three months ended September 30, 2018 from $245 in the three months ended September 30, 2017.

Adjusted EBITDA for the region for the three months ended September 30, 2018 was $5.1 million, an increase of $2.8 million, or 122%, from an adjusted EBITDA of $2.3 million for the three months ended September 30, 2017. In constant currency, adjusted EBITDA for the region for the three months ended September 30, 2018 increased $2.9 million from the three months ended September 30, 2017 due to improvements of $1.1 million at Belmond Charleston Place and losses of $2.7 million in the three months ended September 30, 2017 at Belmond La Samanna and Belmond Cap Juluca. Operating losses of $2.7 million at Belmond La Samanna and $1.7 million at Belmond Cap Juluca have been added back to adjusted EBITDA for the three months ended September 30, 2018 while the properties are closed for renovation. Also added back to adjusted EBITDA in the three months ended September 30, 2018 is a $1.2 million deductible related to the insurance cover at Belmond Charleston Place. As a percentage of North American owned hotels revenue, adjusted EBITDA increased to 19% for the three months ended September 30, 2018 from 7% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $91.0 million for the nine months ended September 30, 2018, a decrease of $24.2 million, or 21%, from $115.2 million for the nine months ended September 30, 2017. In constant currency, revenue for the region for the nine months ended September 30, 2018 also decreased $24.2 million or 21% from the nine months ended September 30, 2017. The decrease is attributable to a $16.1 million fall in revenue at Belmond La Samanna and a $2.4 million fall in revenue at Belmond Cap Juluca, which were closed for all of the nine months ended September 30, 2018. Revenue at '21' Club decreased $7.8 million after it was closed for part of the nine months ended September 30, 2018 following water damage from burst pipes in January. This decline was offset by improvements in the nine months ended September 30, 2018 of $1.2 million or 7% at Belmond El Encanto, Santa Barbara, which faced reduced competition as two competitor hotels were closed for refurbishment after the December 2017 mudslides that occurred in the area. ADR for the North American owned hotels segment decreased to $410 in the nine months ended September 30, 2018 from $432 in the nine months ended September 30, 2017. Occupancy increased to 70% for the nine months ended September 30, 2018 from 68% for the nine months ended September 30, 2017. Same store RevPAR increased 4% in U. S. dollars, to $286 for the nine months ended September 30, 2018 from $276 in the nine months ended September 30, 2017.

Adjusted EBITDA for the region was $25.2 million for the nine months ended September 30, 2018, an increase of $3.4 million or 16% from $21.8 million for the nine months ended September 30, 2017. In constant currency, adjusted EBITDA for the region for the nine months ended September 30, 2018 increased $3.4 million or 15% from the nine months ended September 30, 2017 driven by improvements of $2.2 million at Belmond Charleston Place and losses of $1.7 million at Belmond La Samanna and Belmond Cap Juluca in the nine months ended September 30, 2017. Operating losses of $7.3 million at Belmond La Samanna, $4.1 million at Belmond Cap Juluca, and $1.6 million at ‘21’ Club, have been added back to adjusted EBITDA for the nine months ended September 30, 2018 while the properties are closed for renovation. Also added back to adjusted EBITDA for the nine months ended September 30, 2018 is a $1.2 million deductible related to the insurance cover at Belmond Charleston Place. As a percentage of North American owned hotels revenue, adjusted EBITDA increased to 28% for the nine months ended September 30, 2018 from 19% for the nine months ended September 30, 2017.

Owned hotels - Rest of World

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Rooms available	94,392	94,392	278,286	280,818
Rooms sold	47,360	43,767	146,755	144,944
Occupancy (percentage)	50	46	53	52
Average daily rate (in U.S. dollars)	335	376	360	378
RevPAR (in U.S. dollars)	168	174	190	195
Same store RevPAR (in U.S. dollars)	168	174	188	194

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $25.8 million for the three months ended September 30, 2018, a decrease of $1.0 million, or 4%, from $26.8 million for the three months ended September 30, 2017. In constant currency, revenue for the three months ended September 30, 2018 increased $2.6 million or 10% from the three months ended September 30, 2017, principally as a result of a $1.7 million increase in revenue at Belmond Hotel das Cataratas following positive media coverage of the destination, and a $0.7 million increase at Belmond Copacabana Palace, Rio de Janeiro, Brazil. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $335 in the three months ended September 30, 2018 from $376 in the three months ended September 30, 2017. Occupancy increased to 50% for the three months ended September 30, 2018 from 46% for the three months ended September 30, 2017. Same store RevPAR decreased by 3% in U.S. dollars, to $168 for the three months ended September 30, 2018 from $174 for the three months ended September 30, 2017, an increase of 10% on a constant currency basis.

Adjusted EBITDA for the region for the three months ended September 30, 2018 was $3.8 million, an increase of $0.3 million, or 9%, from an adjusted EBITDA of 3.5 million for the three months ended September 30, 2017. In constant currency, adjusted EBITDA for the region increased by $0.7 million or 20% from the three months ended September 30, 2017. This is as a result of a $0.8 million increase at Belmond Hotel das Cataratas offset by a $0.3 million decrease in revenue across the Company’s Asian portfolio. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA increased to 15% for the three months ended September 30, 2018 from 13% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $85.5 million for the nine months ended September 30, 2018, a decrease of $3.1 million, or 3%, from $88.6 million for the nine months ended September 30, 2017. In constant currency, revenue for the nine months ended September 30, 2018 increased $1.3 million or 2% from the nine months ended September 30, 2017. This is principally as a result of a $4.3 million increase in revenue at Belmond Hotel das Cataratas, following positive media coverage of the destination and a weaker Brazilian real that also made the destination more attractive for non-Brazilian visitors. This increase was offset by decreases of $1.3 million at Belmond Mount Nelson, Cape Town, South Africa, and $1.1 million at Belmond’s three safari camps in Botswana, all of which have been impacted by the adverse media coverage around the potential water crisis in Cape Town during the important second quarter booking window. ADR in U.S. dollar terms for the Rest of world owned hotels segment decreased to $360 in the nine months ended September 30, 2018 from $378 in the nine months ended September 30, 2017. Occupancy increased to 53% for the nine months ended September 30, 2018 from 52% for the nine months ended September 30, 2017. Same store RevPAR decreased by 3% in U.S. dollars, to $188 for the nine months ended September 30, 2018 from $194 for the nine months ended September 30, 2017, an increase of 2% on a constant currency basis.

Adjusted EBITDA for the region for the nine months ended September 30, 2018 of $14.4 million decreased $1.5 million, or 9%, from adjusted EBITDA of $15.9 million for the nine months ended September 30, 2017. In constant currency, adjusted EBITDA for the region decreased $1.2 million or 8% compared to the nine months ended September 30, 2017 as a result of an adjusted EBITDA decrease of $1.5 million at Belmond Mount Nelson Hotel, a $0.9 million decrease at Belmond Copacabana Palace, where the city has experienced reduced demand, along with a $0.8 million decrease in revenue across the Company’s Asian portfolio. These declines are offset by a $2.0 million increase in adjusted EBITDA at Belmond Hotel das Cataratas. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA decreased to 17% for the nine months ended September 30, 2018 from 18% for the nine months ended September 30, 2017.

Owned trains and cruises

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $26.4 million for the three months ended September 30, 2018, an increase of $2.7 million, or 11%, from $23.7 million for the three months ended September 30, 2017. In constant currency, revenue increased $2.1 million or 8%. Excluding Belmond Northern Belle which was sold last year, revenue was up $4.2 million, or 20%, compared with the three months ended September 30, 2017. The increase is driven by a $3.3 million increase in revenue for Venice Simplon-Orient-Express which has continued a strong year as it benefits from recent capital improvements, and to a lesser extent Belmond Afloat in France where two new barges were brought into operation earlier this year.

Adjusted EBITDA for owned trains and cruises for the three months ended September 30, 2018 was $8.3 million, an increase of $2.9 million, or 54%, from an adjusted EBITDA of $5.4 million for the three months ended September 30, 2017. In constant currency, adjusted EBITDA for the segment increased by $2.7 million or 46%, primarily driven by growth at Venice Simplon-Orient-Express of $2.2 million.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $57.9 million for the nine months ended September 30, 2018, an increase of $7.3 million, or 14%, from $50.6 million for the nine months ended September 30, 2017. In constant currency, revenue increased $4.2 million or 8%, primarily driven by an increase in revenue of $7.9 million for the Venice Simplon-Orient-Express which has continued a very strong year as it benefits from recent capital improvements. This increase was offset by the sale of the Belmond Northern Belle and the termination of the lease for Belmond Orcaella in the previous year, which contributed revenue of $4.0 million and $1.1 million, respectively, in the nine months ended September 30, 2017.

Adjusted EBITDA for owned trains and cruises for the nine months ended September 30, 2018 was $11.5 million, an increase of $6.2 million from an adjusted EBITDA of $5.3 million for the nine months ended September 30, 2017. In constant currency, adjusted EBITDA for the segment increased by $5.8 million primarily due to an increase of $5.1 million at Venice Simplon-Orient-Express, and the removal of Belmond Orcaella, which had losses of $0.8 million in the nine months ended September 30, 2017.

Part-owned/managed hotels

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $1.1 million for the three months ended September 30, 2018, an increase of $1.5 million from the three months ended September 30, 2017, largely due to the increase in the provision made in the prior-year quarter against management and reservation fees at Inn at Perry Cabin by Belmond, Saint Michaels, Maryland in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the three months ended September 30, 2018 was $2.8 million, an increase of $0.3 million or 12% from $2.5 million for the three months ended September 30, 2017 due to improved operating performance at the Peruvian hotel joint venture.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $2.0 million for the nine months ended September 30, 2018, an increase of $1.6 million from $0.4 million for the nine months ended September 30, 2017, due to the increase in the provision made in the prior-year against management and reservation fees at Inn at Perry Cabin by Belmond, in respect of an agreement entered into on April 7, 2017 pursuant to which

Belmond agreed to guarantee specified budgeted EBITDA levels earned by the owner for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the nine months ended September 30, 2018 of $5.9 million represented an increase of $0.6 million, or 11% from earnings of $5.3 million for the nine months ended September 30, 2017 due to occupancy-driven growth and improved performance at the Peruvian hotel joint venture of $0.8 million.

Part-owned/managed trains

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Revenue was $3.0 million for the three months ended September 30, 2018, a decrease of $0.3 million, or 9% compared with the three months ended September 30, 2017.

Adjusted EBITDA for Part-owned/managed trains for the three months ended September 30, 2018 of $8.4 million represented an increase of $0.2 million, or 2% from earnings of $8.2 million for the three months ended September 30, 2017 due to improved operating performance at the Company’s PeruRail joint venture.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Revenue was $8.1 million in the nine months ended September 30, 2018, flat compared with the nine months ended September 30, 2017.

Adjusted EBITDA for Part-owned/managed trains for the nine months ended September 30, 2018 was $19.9 million, an increase of $1.8 million or 10% from $18.1 million for the nine months ended September 30, 2017 due to an insurance recovery and improved operating performance at the Company’s PeruRail joint venture.

Unallocated corporate costs

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Adjusted central costs were $8.1 million for the three months ended September 30, 2018 (including $1.6 million of non-cash share-based compensation expense), an decrease of $0.3 million, or 4%, from $8.4 million for the three months ended September 30, 2017 (including $1.5 million of non-cash share-based compensation expense). As a percentage of revenue, adjusted central costs reduced to 4% for the three months ended September 30, 2018 compared with 5% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Adjusted central costs were $32.5 million for the nine months ended September 30, 2018 (including $4.9 million of non-cash share-based compensation expense), an increase of $2.6 million, or 9%, from $29.9 million for the nine months ended September 30, 2017 (including $5.0 million of non-cash share-based compensation expense). This increase is mainly due to increased development and other corporate headcount to support the Company’s strategic growth plan. As a percentage of revenue, adjusted central costs were 7% for both the nine months ended September 30, 2018 and September 30, 2017.

Depreciation and amortization

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Depreciation and amortization was $15.0 million for the three months ended September 30, 2018, a decrease of $2.1 million, or 12%, from $17.1 million for the three months ended September 30, 2017. Depreciation and amortization as a percentage of revenue decreased to 8% for the three months ended September 30, 2018 from 9% for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Depreciation and amortization was $45.6 million for the nine months ended September 30, 2018, a decrease of $0.3 million from $45.9 million for the nine months ended September 30, 2017. Depreciation and amortization as a percentage of revenue remained flat at 10% for the nine months ended September 30, 2018 and September 30, 2017.

Impairment of goodwill

Three months ended September 30, 2018 compared to three months ended September 30, 2017

There were no impairments of goodwill in the three months ended September 30, 2018 and September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

A goodwill impairment charge of $2.2 million was recorded in the nine months ended September 30, 2018 at Belmond Governor’s Residence as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country related to the Rohingya crisis. There were no impairments of goodwill in the nine months ended September 30, 2017.

Impairment of property, plant and equipment

Three months ended September 30, 2018 compared to three months ended September 30, 2017

There were no impairments of property, plant and equipment in the three months ended September 30, 2018 and September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

A property, plant and equipment charge of $4.9 million was recorded in the nine months ended September 30, 2018, compared with a charge of $8.2 million in the nine months ended September 30, 2017. This consisted of $2.6 million at Belmond Governor’s Residence and $2.3 at Belmond Road to Mandalay as a result of a fall in tourist arrivals in Myanmar due to negative perceptions of the country. In the nine months ended September 30, 2017 this consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at the Belmond Northern Belle due to forecasted lower demand.

Other operating income

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Other operating income was $1.2 million for the three months ended September 30, 2018, an increase of $1.2 million from the three months ended September 30, 2017 due to the change in fair value of contingent consideration recognized on the acquisition of Belmond Castello di Casole. See Note 4.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Other operating income was $14.2 million for the nine months ended September 30, 2018, an increase of $14.2 million, from the nine months ended September 30, 2017 due to a business interruption gain of $11.2 million at Belmond La Samanna and $0.8 million at Belmond Charleston Place following lost profits during Hurricanes Irma and Jose, in addition to the change in fair value of contingent consideration described above. Belmond El Encanto and Belmond’s three safari camps also recorded income from combined business interruption insurance gains of $0.7 million.

Interest income, interest expense and foreign currency, net

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Interest income, interest expense and foreign currency, net was an expense of $8.9 million for the three months ended September 30, 2018, a decrease of $1.3 million, or 13%, from an expense of $10.2 million for the three months ended September 30, 2017. The decrease in net expense was primarily due to a foreign exchange loss of $0.7 million that was recognized in the three months ended September 30, 2018 compared to a foreign exchange loss of $1.5 million recognized in the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Interest income, interest expense and foreign currency, net was an expense of $28.4 million for the nine months ended September 30, 2018, an increase of $1.7 million or 6% from an expense of $26.7 million for the nine months ended September 30, 2017. The increase in net expense was primarily due to a foreign exchange loss of $4.3 million that was recognized in the nine months ended

September 30, 2018 compared to a foreign exchange loss of $2.7 million recognized in the nine months ended September 30, 2017.

Provision for income taxes

Three months ended September 30, 2018 compared to three months ended September 30, 2017

The provision for income taxes was $14.5 million for the three months ended September 30, 2018, a decrease of $6.2 million, from a provision of $20.7 million for the three months ended September 30, 2017. The decrease in the tax provision and effective tax rate for the three months ended September 30, 2018 compared with the three months ended September 30, 2017 is mainly due to the jurisdictional profit mix of earnings from continuing operations.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

The provision for income taxes was $5.9 million in the nine months ended September 30, 2018, a decrease of $11.7 million from a provision of $17.6 million for the nine months ended September 30, 2017. The reduction in tax provision in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 is mainly as a result of recognizing a deferred tax credit of $8.1 million following the acquisition of Castello di Casole in February 2018. The deferred tax credit arises because the tax basis of property, plant and equipment is greater than the fair value attributed to those assets. See Notes 4 and 14 to the Financial Statements.

Gain on disposal of property, plant and equipment

Three months ended September 30, 2018 compared to three months ended September 30, 2017

A gain on disposal of $0.2 million was recorded in the three months ended September 30, 2018 compared to a $0.2 million gain in the three months ended September 30, 2017. The gain relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond has continued to manage under a management contract. On April 27, 2018, the owner of Inn at Perry Cabin by Belmond notified the Company that the owner was exercising its special right to an early termination under the hotel's management agreement. Under this provision, the owner is entitled to an early termination of the ten year management agreement at December 31, 2018 without cause conditioned solely upon it repaying all remaining unamortized key money to Belmond. Belmond paid key money of $3.0 million in connection with the execution of the management agreement in March 2014 at which time Belmond sold the hotel to the owner. The amortization of the key money was suspended pending the owner’s completion of certain refurbishments and therefore, at year-end 2018 the total amount of unamortized key money will be approximately $1.9 million.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

A gain on disposal of $0.5 million was recorded in the nine months ended September 30, 2018 compared to a $0.5 million gain in the nine months ended September 30, 2017. The gain in the nine months ended September 30, 2018 and 2017 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond described above.

Earnings from unconsolidated companies

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Earnings from unconsolidated companies net of tax were $4.0 million for the three months ended September 30, 2018, an increase of $0.1 million from $3.9 million for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Earnings from unconsolidated companies net of tax were $8.8 million for the nine months ended September 30, 2018, an increase of $1.0 million from $7.8 million for the nine months ended September 30, 2017 due to an insurance recovery at the Company's PeruRail joint venture and improved operating performance at both PeruRail and Peru hotel joint ventures.

Net (losses)/earnings from discontinued operations

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net losses from discontinued operations for the three months ended September 30, 2018 were $Nil, compared with earnings of $Nil for the three months ended September 30, 2017.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net losses from discontinued operations for the nine months ended September 30, 2018 were $Nil, compared with earnings of $0.1 million for the nine months ended September 30, 2017.

Net earnings/(losses)

Three months ended September 30, 2018 compared to three months ended September 30, 2017

Net earnings attributable to Belmond for the three months ended September 30, 2018 were $12.6 million ($0.12 per common share) on revenue of $193.2 million, compared with net earnings of $7.8 million ($0.08 per common share) on revenue of $183.0 million for the three months ended September 30, 2017. The increase is due to increased revenue of $10.2 million, other operating income of $1.2 million and a $6.2 million decrease in the tax provision for the three months ended September 30, 2018, offset by increases of $8.1 million and $7.7 million in costs of services and selling, general and administrative expenses, respectively. The increase in selling, general and administrative expenses includes the cost to terminate the right of first refusal and purchase option, see Note 21 to the Financial Statements.

Nine months ended September 30, 2018 compared to nine months ended September 30, 2017

Net losses attributable to Belmond for the nine months ended September 30, 2018 were $3.9 million ($0.04 per common share) on revenue of $454.5 million, compared with net losses of $15.3 million ($0.15 per common share) on revenue of $443.7 million for the nine months ended September 30, 2017. The decrease in losses is due to a $10.8 million increase in revenue, insurance gains of $13.0 million in the nine months ended September 30, 2018, mainly from Belmond La Samanna and Belmond Charleston Place as a result of Hurricanes Irma and Jose, and a decrease of $11.7 million in the tax provision for the Company for the nine months ended September 30, 2018. This increase is offset by a charge of $14.9 million to restructure the Company’s labor force at Belmond La Samanna. Additionally there is a non-cash impairment charge of $7.1 million at the Company’s businesses in Myanmar ($8.2 million in the nine months ended September 30, 2017 related to Belmond Northern Belle and Belmond Road to Mandalay).

Other comprehensive income: Foreign currency translation adjustments, net

Foreign currency translation adjustments for the nine months ended September 30, 2018 were a loss of $32.7 million, compared to a gain of $46.9 million for the nine months ended September 30, 2017, arising from the retranslation of the Company’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The loss in the nine months ended September 30, 2018 was due to the depreciation of all of Belmond's operating currencies against the U.S. dollar from the rates at December 31, 2017. In particular, the 17%, 4% and 3% depreciation of the Brazilian Real, British pound, and euro against the U.S. dollar, respectively, negatively impacted the carrying value of Belmond’s net investments denominated in those currencies.

The gain in the nine months ended September 30, 2017 was due to the appreciation of the majority of Belmond's operating currencies against the U.S. dollar from the rates at December 31, 2016. In particular, the 12%, 9% and 5% appreciation of the euro, British pound and Russian rouble against the U.S. dollar, respectively, positively impacted the carrying value of Belmond’s net investments denominated in those currencies.

Liquidity and Capital Resources

Overview

Belmond’s primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payments on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At September 30, 2018, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $760.8 million (December 31, 2017 - $724.2 million), including a current portion of $6.4 million (December 31, 2017 - $6.4 million). See Note 11 to the Financial Statements. Additionally, Belmond had capital commitments at September 30, 2018 amounting to $38.1 million (December 31, 2017 - $19.5 million).

Belmond had cash and cash equivalents of $145.5 million at September 30, 2018, compared to $180.2 million at December 31, 2017. In addition, Belmond had restricted cash of $4.8 million (of which $3.9 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.9 million was classified in other assets) and $3.9 million (of which $3.1 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as at September 30, 2018 and December 31, 2017, respectively. At September 30, 2018, there were undrawn amounts available to Belmond under committed lines of credit of $100.6 million (December 31, 2017 - $100.6 million), bringing total cash availability at September 30, 2018 to $246.1 million (December 31, 2017 - $280.8 million), excluding restricted cash. When assessing liquidity, management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At September 30, 2018, Belmond had $6.4 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

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

On February 7, 2018, Belmond acquired Castello di Casole, a 39-key resort and estate in Tuscany, Italy for a total transaction value of €40.2 million (equivalent to $49.3 million at February 7, 2018), including a cash purchase price of €38.3 million ($46.9 million), contingent consideration of €1.0 million ($1.2 million) and acquisition-related costs of €0.9 million ($1.1 million). The acquisition was funded from existing cash reserves. See Note 4 to the Financial Statements.

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

Covenant Compliance

At September 30, 2018, Belmond was financed with a $600.1 million Term Loan Facility and a $100.0 million Revolving Credit Facility. The Amended and Restated Credit Agreement limits Belmond’s ability to incur additional debt unless a covenant is met. The covenant is measured on the performance of the consolidated group. The Amended and Restated Credit Agreement removed a minimum interest coverage ratio covenant that had previously applied to the Company and increased the net leverage ratio permitted in the covenant test. The maximum net leverage test is measured quarterly based on Belmond’s trailing 12 months’ results. In addition, there is third party bank debt held by consolidated variable interest entities of $160.7 million relating to Charleston Center LLC. This loan contains two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months’ results of Charleston Center LLC. Belmond was in compliance with its covenants as at September 30, 2018.
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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $59.9 million at September 30, 2018 (December 31, 2017 - $132.3 million).

Cash Flow - Sources and Uses of Cash

Belmond had cash and cash equivalents of $145.5 million at September 30, 2018, compared to $180.2 million at December 31, 2017. In addition, Belmond had restricted cash of $4.8 million (of which $3.9 million was classified as current restricted cash on the condensed consolidated balance sheets and $0.9 million was classified in other assets) and $3.9 million (of which $3.1 million was classified in restricted cash on the condensed consolidated balance sheets and $0.8 million was classified in other assets) as at September 30, 2018 and December 31, 2017, respectively.

Operating Activities. Net cash provided by operating activities for the nine months ended September 30, 2018 was $90.1 million, compared to $68.7 million for the nine months ended September 30, 2017.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $3.9 million for the nine months ended September 30, 2018, an improvement of $11.5 million from net losses of $15.4 million for the nine months ended September 30, 2017 primarily due to insurance-related other operating income of $13.0 million recorded in the nine months ended September 30, 2018. Non-cash items affecting the calculation of net cash used in operating activities included the reduction in tax provision in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 as a result of the receipt of a deferred tax credit of $8.1 million following the acquisition of Castello di Casole in February 2018. See Note 14 to the Financial Statements. Operating cash flows were also affected by insurance proceeds relating to business interruption losses that totaled $15.1 million in the nine months ended September 30, 2018.

Investing Activities. Net cash used in investing activities was $164.0 million for the nine months ended September 30, 2018, compared to net cash used in investing activities of $111.6 million for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, $45.4 million, net of cash acquired, was used for the acquisition of Belmond Castello di Casole. See Note 4 to the Financial Statements. During the nine months ended September 30, 2017, $68.6 million, net of cash acquired, was used for the acquisition of Belmond Cap Juluca. In addition, proceeds from insurance settlements relating to property damage totaled $7.3 million in the nine months ended September 30, 2018, and did not occur in the nine months ended September 30, 2017.

Capital expenditure to acquire property, plant and equipment totaled $125.9 million during the nine months ended September 30, 2018 including $70.0 million on the refurbishment of Belmond Cap Juluca; $6.0 million on the refurbishment of Belmond La Samanna; $5.3 million on refurbishment and the addition of new suites at Belmond Hotel Splendido, Portofino, Italy; $4.8 million on the full refurbishment of Belmond Savute Elephant Lodge; $4.8 million at Belmond Grand Hotel Europe, primarily for improvements to the hotel's elevators and renovation of its deluxe rooms; and $3.4 million for the construction of two new barges for Belmond Afloat in France; with the balance being for routine capital expenditures.

Capital expenditure to acquire property, plant and equipment of $43.0 million during the nine months ended September 30, 2017 included $3.8 million at Belmond Copacabana Palace on the full refurbishment of the Pergula Restaurant; $3.7 million for the Venice Simplon-Orient-Express related to statutory maintenance works; $3.0 million at Belmond Grand Hotel Europe for improvements to the hotel's heating and air conditioning system and renovation of its deluxe rooms; $2.9 million on corporate projects, which included the Company's new enterprise resource planning system and website, with the balance being for routine capital expenditures; $2.7 million at Belmond La Residencia for the addition of six new suites and $2.6 million at Belmond Hotel Cipriani for works related to the renovation of two existing junior suites and the addition of a new junior suite.

Financing Activities. Net cash provided by financing activities for the nine months ended September 30, 2018 was $43.1 million, compared to net cash provided by financing activities of $91.0 million for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, Belmond made drawdowns totaling $40.0 million on its Revolving Credit Facility and Charleston Center LLC amended its secured loan of $112.0 million, increasing the amount of the loan to $160.0 million. The proceeds from the additional borrowing were used to repay the outstanding balance on the Revolving Credit Facility in July 2018.

During the nine months ended September 30, 2017, Belmond entered into an Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022. The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn during the nine months ended September 30, 2017 under the prior revolving credit facility, but not the debt of Charleston Center LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies.

Principal repayments under long-term debt were $43.7 million for the nine months ended September 30, 2018 compared to $548.8 million for the nine months ended September 30, 2017.

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

There were $38.1 million of capital commitments outstanding at September 30, 2018 (December 31, 2017 - $19.5 million) relating to project developments and refurbishment for existing properties. The increase in capital commitments outstanding from year-end 2017 primarily relates to the refurbishment of Belmond La Samanna and Belmond Cap Juluca. Total project costs are currently expected to be in the range of approximately $20 million to $25 million at Belmond La Samanna, and approximately $95 million to $105 million at Belmond Cap Juluca. These estimated costs for both properties exclude any offsetting insurance proceeds, which are expected to be approximately $36 million in aggregate from property damage and business interruption coverage for these two Caribbean properties. To date, the Company has received $32.6 million of insurance proceeds related to these two properties and expect the remaining amount to be recovered during the course of this year.

At Belmond La Samanna as a restructuring plan was agreed with the Works Council at the property and approved by the labor authorities in St Martin, the Company met the criteria to recognize a liability for restructuring costs. During the three and nine months ended September 30, 2018, restructuring costs at Belmond La Samanna of $14.9 million were recognized within costs of services and selling, general and administrative expenses in the statements of condensed consolidated operations. The expected completion date for the workforce restructuring is August 2019. See Note 19 to the Financial Statements.

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

Indebtedness

As at September 30, 2018, Belmond has $760.8 million (December 31, 2017 - $724.2 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at September 30, 2018 is net of the unamortized original issue discount of $2.8 million (December 31, 2017 - $3.1 million) and unamortized debt issuance costs of $11.6 million (December 31, 2017 - $14.0 million), both of which will be amortized through interest expense over the term of the loans.

The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($395.0 million currently outstanding) and a euro-denominated tranche (€176.8 million currently outstanding, equivalent to $205.1 million as at September 30, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount.

The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

As at September 30, 2018, Belmond was financed with a $600.1 million Term Loan Facility and a $100.0 million Revolving Credit Facility. In March 2018, Belmond made drawdowns totaling $38.9 million on its Revolving Credit Facility. In May 2018, Belmond repaid $1.2 million leaving an undrawn balance of $62.3 million on the Revolving Credit Facility. In July 2018, all outstanding borrowings under the Revolving Credit Facility were repaid leaving the undrawn balance at $100.0 million.

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

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, as at September 30, 2018 is 5.0 years, and the weighted average interest rate is 4.35% which incorporates derivatives used to mitigate interest rate risk. See Note 11 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities as at September 30, 2018 included above comprises $160.7 million (December 31, 2017 - $112.9 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 27% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At September 30, 2018, 49% of borrowings of Belmond are subject to floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at September 30, 2018:

	Contingent guarantee	Duration
September 30, 2018	$ millions

Peruvian train joint venture:
Concession performance	11.6	through May 2019
Peru hotel joint venture:
Debt obligations	14.5	through 2021

Total	26.1

Belmond has contingently guaranteed, through 2021, $14.5 million of debt obligations of the joint venture in Peru that operates five hotels. Belmond has contingently guaranteed the Ferrocarril Transandino S.A. ("FTSA") joint venture’s obligations relating to the performance of its governmental rail concessions, in the amount of $11.6 million, through May 2019. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Recent Accounting Pronouncements

As at September 30, 2018, Belmond had adopted all relevant accounting guidance, as reported in Note 1 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 1.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis. If the rate to be paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would increase by approximately $3.8 million based on borrowings outstanding at September 30, 2018.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at September 30, 2018 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note 21, there is no material potential impact on net earnings at September 30, 2018 as a result of hypothetical changes in the foreign currency exchange rates.

ITEM 4. Controls and Procedures

Disclosure Controls and Procedures

The Company’s chief executive officer and chief financial officer have evaluated the effectiveness of Belmond’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of September 30, 2018.

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

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information set forth under Note 19 to the accompanying consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.    Risk Factors

For information regarding factors that could impact our business, results of operations and financial condition, see the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017 and in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended June 30, 2018.
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

10.2		Transaction Agreement dated July 6, 2018 between Belmond Ltd. and James B. Sherwood
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
101		Interactive data file

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 7, 2018

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer (Principal Accounting Officer)