Form 10-K
period 2018-12-31
Belmond Ltd.
filed 2019-02-28
CIK 1115836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2018

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
 The aggregate market value of the class A common shares held by non-affiliates of the registrant computed by reference to the closing price on June 30, 2018 (the last business day of the registrant’s second fiscal quarter in 2018) was approximately $1,121,000,000.
 As of February 15, 2019, 103,081,652 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 19(c) to the Financial Statements (Item 8)).

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements that constitute "Forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Forward-looking statements are any statements other than of historical fact, including statements regarding the intent, belief or current expectations of Belmond Ltd. and/or any of its directors or officers with respect to the matters discussed in this Annual Report. In some cases, forward-looking statements can be identified by the use of words such as “may,” “potential,” “anticipate,” “target,” “expect,” “estimate,” “intend,” “should,” “plan,” “goal,” “believe,” or other words of similar meaning. Such forward-looking statements appear in several places in this Annual Report, including but not limited to Item 1—Business, Item 7—Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 7A—Quantitative and Qualitative Disclosures about Market Risk.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those discussed in, or implied by, the forward-looking statements.

Actual results could differ materially from those anticipated in the forward-looking statements due to a number of factors, including but not limited to those described in Item 1A—Risk Factors.

Investors are cautioned not to place undue reliance on any forward-looking statements made in this Annual Report which are based on currently available operational, financial, and competitive information and as such, are not guarantees of future performance.  Instead, these forward-looking statements reflect management's opinion, expectation or belief only as of the date on which they are made. Except as otherwise required by law, Belmond Ltd. undertakes no obligation to update or revise publicly any forward-looking statement, whether as a result of new information, future events or otherwise. Investors are advised to consult any future disclosures the Company makes on related subjects as may be detailed in its other filings from time to time with the Securities and Exchange Commission.

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
8. Belmond Villa Sant' Andrea, Taormina Mare
9. Belmond La Residencia, Mallorca
10. Belmond Reid's Palace, Madeira
11. Belmond Le Manoir aux Quat'Saisons, Oxfordshire
12. Belmond Cadogan Hotel, London
13. Belmond Grand Hotel Europe, St. Petersburg
14. '21' Club, New York (restaurant)
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

The terms "Belmond," the "Company," "we," and "our" are used in this report to refer to Belmond Ltd. and Belmond Ltd. and its subsidiaries, unless otherwise stated.

These reports and any amendments are available free of charge on the internet website of the Company as soon as reasonably practicable after they are filed electronically with the SEC. The Company's principal internet website address is belmond.com. They may also be found on the SEC's website at www.sec.gov. Unless specifically noted, information on the Belmond website is not incorporated by reference into this Form 10-K annual report.

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

Introduction

Overview

Belmond is a leading luxury hotel company and sophisticated adventure travel operator with exposure to both mature and emerging national economies. The Company’s predecessor began acquiring hotels in 1976 and organized the Company in 1994. Belmond currently owns, partially-owns and/or operates 46 properties (including the Belmond Cadogan Hotel in London, England, which opened on February 28, 2019), consisting of 36 highly individual deluxe hotels, one stand-alone restaurant, seven tourist trains and two river/canal cruise businesses. This portfolio includes one long-term leased hotel in Bali, Indonesia where the owner dispossessed Belmond from operation of the hotel in November 2013 (see Item 3—Legal Proceedings). The locations of Belmond's 46 properties operating in 24 countries are shown in the map on the preceding page. Belmond acquires, leases and/or manages only distinctive properties in areas of outstanding cultural, historic or recreational interest in order to provide luxury lifestyle experiences for the discerning traveler.

Revenue, earnings and identifiable assets of Belmond in 2018, 2017 and 2016 for Belmond's business segments and geographic areas are presented in Note 25 to the Financial Statements (Item 8). Belmond's operating segments are aggregated into six reportable segments, namely owned hotels in each of Europe, North America and Rest of World, owned trains and cruises, part-owned/managed hotels, and part-owned/managed trains.

Hotels represent the largest part of Belmond’s business, contributing 86% of revenue in 2018, 86% of revenue in 2017 and 87% in 2016. Trains and cruises accounted for 14% of revenue in 2018, 13% of revenue in 2017 and 13% in 2016. Approximately 87% of Belmond’s customer revenue in 2018 was from leisure travelers, with approximately 43% originating from North America, 37% from Europe and the remaining 20% from elsewhere in the world.

Belmond’s worldwide portfolio of hotels currently in operation consists of 3,183 individual guest rooms and multiple-room suites, each known as a “key.” Hotels owned by Belmond in 2018 achieved an average daily room rate (“ADR”) of $534 (2017 - $510; 2016 - $490) and a revenue per available room (“RevPAR”) of $326 (2017 - $309; 2016 - $298).

Recent Developments – Sale to LVMH

On December 14, 2018, the Company announced that it had entered into an Agreement and Plan of Merger dated December 13, 2018 (the "Merger Agreement") with LVMH Moët Hennessy—Louis Vuitton SE ("LVMH"), Palladio Overseas Holding Limited, an indirect, wholly-owned subsidiary of LVMH ("Holding"), and Fenice Ltd., a wholly-owned subsidiary of Holding ("Merger

Sub"), pursuant to which LVMH will acquire the Company. Under the Merger Agreement, the sale to LVMH will be effected by way of a merger of Merger Sub with and into the Company, with the Company being the surviving company in the merger and becoming a subsidiary of Holding.

The completion of the merger, which is expected to occur in the first half of 2019, is subject to the satisfaction or waiver of certain conditions, including the receipt of antitrust approvals in certain foreign jurisdictions and the absence of any law or governmental order prohibiting the merger. The Company held a special general meeting of its shareholders on February 14, 2019 at which time Belmond's shareholders approved the Merger Agreement and the merger. At the effective time of the merger, each issued and outstanding class A common share, par value $0.01 per share, of the Company, other than class A common shares that are held by the Company in treasury or that are owned by LVMH, Holding or Merger Sub or by any other direct or indirect subsidiary of LVMH or the Company, will be converted automatically and without any action by the holder of the class A common shares into the right to receive $25.00 per share in cash, without interest (and less any applicable withholding taxes). If the merger is completed, the Company will cease to be a publicly traded company and will become a subsidiary of Holding and an indirect subsidiary of LVMH. For further information on the risks relating to the sale of the Company, see Part 1—Item 1A—Risk Factors—Risks Related to the Sale of the Company. Additional information about the sale, the Merger Agreement and the merger, including circumstances under which the Merger Agreement can be terminated, as well as other terms and conditions, are set forth in the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018.

Recent History

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

On March 21, 2014, Belmond entered into a $657,000,000 senior secured credit facility, consisting of a $552,000,000 seven-year term loan and a $105,000,000 five-year, dual-currency revolving credit facility. The term loan comprised a $345,000,000 U.S. dollar-denominated tranche and a €150,000,000 euro-denominated tranche ($207,000,000 as of the completion date). Belmond used the proceeds from the term loan to refinance substantially all of the funded debt of Belmond (other than the debt of Belmond Charleston Place, a consolidated variable interest entity with separate non-recourse financing). On June 2, 2015, Belmond entered into an amendment to its senior secured credit facility to reduce the interest rate on the euro-denominated tranche to EURIBOR plus a 3.00% margin from EURIBOR plus a 3.00% margin. The Company amended and restated its senior secured credit facility on July 3, 2017 to increase the term loan, extend the maturity dates on the revolving credit facility and the term loan to July 3, 2022 and July 3, 2024, respectively, and decrease the interest rates imposed on borrowings. The amended and restated credit agreement consists of a $603,434,000 seven-year term loan and a $100,000,000 five-year, multi-currency revolving credit facility. The term loan consists of a $400,000,000 U.S. dollar-denominated tranche and a €179,000,000 million euro-denominated tranche ($203,434,000 as of the completion date). See Note 12 to the Financial Statements.

In August 2014, Charleston Center LLC entered into an $86,000,000 loan secured on its real and personal property. This loan had no amortization and is non-recourse to Belmond. This loan had an August 2019 maturity and an interest rate of LIBOR plus 2.12% per annum. In June 2016, Charleston Center LLC refinanced this loan with a $112,000,000 new loan with the same August 2019 maturity. The interest rate on the new loan is LIBOR plus 2.35% per annum, has no amortization and is non-recourse to Belmond. The additional proceeds were used to repay a 1984 development loan from a municipal agency in the principal amount of $10,000,000 and accrued interest of $16,819,000. In connection with the early repayment of the loan, Belmond negotiated a discount that resulted in a net gain, reported in the statements of consolidated operations during the year ended December 31, 2016, of $1,200,000 upon the extinguishment of the debt, including the payment of a tax indemnity to our partners in respect of their allocation of income from the discount arising on the cancellation of indebtedness. See Note 12 to the Financial Statements.

On July 8, 2014, Belmond announced the execution of a management agreement with Cadogan Hotel Partners Limited to operate Belmond Cadogan Hotel, a 64-key hotel in the Knightsbridge area of London, England. The 127-year old hotel closed at the end of July 2014 to undergo a $48,000,000 investment project. The fully renovated and re-conceptualized Belmond Cadogan Hotel opened on February 28, 2019 with refurbished public areas and the reconfiguration reduced to 54 keys in order to accommodate demand from luxury travelers for larger junior suites and suites.

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

On May 4, 2017, PeruRail commenced operations of Belmond Andean Explorer, a luxury sleeper train running through the Peruvian Highlands from Cusco to Lake Titicaca and Arequipa, accommodating up to 70 passengers. It consists of 21 carriages, which Belmond owned and operated in Australia through 2003 and sold to PeruRail in 2016. The train was shipped from Australia to Peru and underwent renovations to its interiors to a luxury standard.

On May 26, 2017, the Company acquired Cap Juluca, a 96-key luxury resort on the Caribbean Island of Anguilla, British West Indies. At the same time, the Company also entered into a 125-year ground lease with the Government of Anguilla for property that comprises approximately 167 acres, including approximately 250,000 square feet of additional developable beachfront land. See Note 5 to the Financial Statements. The resort underwent reconstruction and renovations following its acquisition and the impact of Hurricanes Irma and Jose in September 2017 and opened in December 2018. See Note 9 to the Financial Statements.

On February 8, 2018, the Company acquired Castello di Casole resort and estate, which comprise the 39-key Castello di Casole hotel, together with high-quality vineyards and olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 15 remain unsold, with one subject to a binding sale contract, and one subject to a non-binding reservation letter of intent to purchase. It is expected that two of the remaining 13 residential plots will be converted into new villas as part of the hotel inventory. See Note 5 to the Financial Statements.

In recent years, Belmond has sold to third parties a number of properties not considered core to Belmond’s portfolio of unique, high-valued properties. On November 2, 2017, Belmond sold its interest in the entity which wholly owned Belmond Northern Belle, a passenger day train operating in Northern Ireland. On November 6, 2017, the entity that leased Belmond Orcaella provided notice of termination to the owner in respect of its charter agreement, which resulted in a dispute that the parties resolved under a settlement agreement dated January 22, 2019. The owner of Inn at Perry Cabin notified the Company on April 27, 2017 that it was exercising its special right to any early termination of the management agreement under which Belmond was managing the hotel effective as of the end of 2018.

Owned Hotels—Europe

Italy

Belmond Hotel Cipriani—96 keys—in Venice was built for the most part in the 1950s and is located on about five acres (part on long-term lease) on Giudecca Island across from the Piazza San Marco which is accessible by a free private boat service. Most of the rooms have views overlooking the Venetian lagoon. Features include fine cuisine in three indoor and outdoor restaurants -- one of which gained a Michelin star, the Oro Restaurant -- gardens and terraces encompassing an Olympic-sized swimming pool, a tennis court, a spa and fitness center, and a large banquet and meeting facility situated in an historic refurbished warehouse. In 2016, 15 rooms in the Palazzo Vendramin and Palazzetto were refurbished. In 2017, the library was refurbished and converted into a new junior suite, along with the refurbishment of three existing keys, the addition of four cabanas in the pool area, and the creation of a casual trattoria restaurant, the Giudecca 10 within the existing breakfast room. During the 2017/2018 closure, the Cip's Club restaurant was renovated and the Oro Restaurant Terrace refurbished.

Belmond Hotel Splendido and Belmond Splendido Mare—86 keys—overlook picturesque Portofino harbor on the Italian Riviera. Set on four acres, the main hotel was built in 1901 and is surrounded by gardens and terraces which include a swimming pool, spa and tennis court. There are two restaurants each with open-air dining as well as banquet/meeting rooms, and a shuttle service linking the main hotel with the smaller Belmond Splendido Mare on the harbor below. In 2016, ten suites and guest rooms were refurbished at Belmond Hotel Splendido and a further ten guest rooms were refurbished in 2017. Also in 2017, the facade of Belmond Hotel Splendido was restored and balconies added to 12 guest rooms. During the 2017/2018 closure, ten guest rooms were refurbished and the Ginepro meeting room was converted into two suites and one junior suite. During the 2018/2019 closure, a mock-up room will be constructed for Belmond Splendido Mare and the hotel expects to refurbish the remaining rooms during the 2019/2020 closure.

Belmond Villa San Michele—45 keys—is located in Fiesole, a short distance from Florence. Originally built as a monastery in the 15th century with a façade attributed to Michelangelo, it has stunning views over historic Florence and the Arno River Valley.  Belmond has remodeled and expanded the guest accommodation to luxury standards in recent years including the addition of a swimming pool. A shuttle service is provided into the UNESCO World Heritage listed center of Florence. The property occupies ten acres. In 2016, the property created a new function facility to cater to the popular wedding and celebrations market. In 2017, four keys were refurbished, one key was added by converting the Kid's Club into a guest room, a new outdoor bar within the Italian garden was added, and the ground floor public areas were refurbished.

Belmond Hotel Caruso—52 keys—in Ravello is located on three hill-top acres overlooking the Amalfi coast near Naples and ancient Roman and Greek archeological sites such as Pompeii and Paestum. The Amalfi coast, the city of Naples and the archeological sites have been designated UNESCO World Heritage sites. Once a nobleman’s palace, parts of the building date to the 11th century. Operated as a hotel for many years, Belmond rebuilt the property after acquiring it and reopened it in 2005. Amenities include two restaurants, a swimming pool, spa and extensive gardens. In 2017, 15 keys were refurbished and one junior suite was added in an underused public area. During the 2017/2018 closure, a junior suite was added, along with a new hair salon. In addition, a staff dining room was relocated to allow for the addition of a new spa and fitness center. The adjacent Villa Margarita was purchased in 2017 and was converted into two villas.

Belmond Grand Hotel Timeo—71 keys—in Taormina, Sicily was purchased in January 2010 and renovated during winter closure periods since then. With panoramic views of Mount Etna (a UNESCO World Heritage site) and the Gulf of Naxos from its main terrace, this hotel is widely considered the most luxurious hotel in Taormina and is situated in the city center next to the second century Greek Theater. Built in 1873 on a total site of about ten acres, the hotel features a restaurant serving regional specialties, a spa and fitness center, swimming pool, and separate banqueting and conference facilities, all surrounded by six acres of parkland. In 2017, 25 keys were renovated in the main hotel building and the public areas of Villa Flora were renovated.

Belmond Villa Sant’Andrea—72 keys—was purchased and renovated at the same time as Belmond Grand Hotel Timeo. Built in 1830 on Taormina's Bay of Mazzarò with its own beach, the hotel has the atmosphere of a private villa set in lush gardens, a total site of about two acres, with many of the guest rooms and the hotel’s seafood restaurant and swimming pool looking onto the Calabrian coast. Belmond completed construction in May 2014 of six poolside suites. During the 2015/16 winter closure, four new units were built (three junior suites and one double room) in a prime location on the pool side of the property with stunning views of the Bay. In 2017, 26 keys were refurbished and improvements were made to the outdoor restaurant and bar. During the 2017/2018 closure, the existing banquet room was converted into three junior suites with the added flexibility to use one of the suites as a meeting room, an additional five keys were refurbished, and a new outdoor lightweight structure was added for banqueting. During the current off-season closure, two suites are being refurbished and balconies are expected to be added to six keys. Belmond Grand Hotel Timeo and Belmond Villa Sant'Andrea are linked by a shuttle service so that guests may enjoy the facilities at both hotels.

Castello di Casole—39 keys—is located within easy access of both Florence and Sienna. A historic castle dating from the 10th century, the resort and estate span 1,500 hectares and comprise the Castello di Casole hotel, together with high-quality vineyards and olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 15 remain unsold, with one subject to a binding sale contract, and one subject to a non-binding reservation letter of intent to purchase. It is expected that two of the remaining 13 residential plots will be converted into new villas as part of the hotel inventory.

All of these Italian properties operate seasonally, closing for varying periods during the winter.

Spain

Belmond La Residencia—72 keys including a separate villa—is located in the charming village of Deià on the rugged northwest coast of the island of Mallorca with panoramic views of the Tramuntana Mountains, a UNESCO World Heritage site. The core of Belmond La Residencia was originally created from two adjoining 16th and 17th century country houses set on an owned hillside site of 30 acres. The hotel features two restaurants, including the gastronomic El Olivo, meeting rooms for up to 100 guests, two large swimming pools, tennis courts and a spa and fitness center with an indoor pool. In 2015, the property refurbished 12 junior suites and created a new bar. During the 2015/16 winter closure, the property commenced the first phase of the construction of six new suites and the units were added to the hotel inventory in the spring of 2017. During the 2017/2018 closure, 15 rooms were renovated to create 12 guest rooms and one designer suite.

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

United Kingdom

Belmond Le Manoir aux Quat’Saisons—32 keys—is located in a picturesque village in Oxfordshire, England about an hour’s drive west of London. The main part of the hotel is a 16th century manor house set in 27 acres of gardens. Each suite has an entirely individual design. The property was developed by Raymond Blanc, one of Britain’s most famous chef-patrons, and the hotel’s restaurant has two stars in the Michelin Guide. Mr. Blanc has a six-year commitment that commenced January 2015 to remain the chef-patron at the hotel. The hotel recently expanded its event and meeting space to increase its appeal to social and corporate groups. In 2016, the La Bourgogne private dining room was renovated.

Belmond Cadogan —54 keys—is a 127-year old hotel located in the heart of London on Sloane Street. The Belmond Cadogan opened February 28, 2019 and reflects a thorough renovation that brings contemporary classic design to this historic collection of buildings. The scope of the renovation includes the complete refurbishment of all public areas and the reconfiguration of 64 keys to 54 to create larger junior suites and suites. Built in 1887 in the Queen Anne style, the hotel has played an integral role in the social history of the Kensington and Chelsea areas. Belmond operates the hotel under a third-party hotel management agreement.

Russia

Belmond Grand Hotel Europe—266 keys—in St. Petersburg was originally built in 1875. The hotel occupies one side of an entire city block on the fashionable Nevsky Prospect in the UNESCO World heritage listed heart of the city near the Russian Museum, Philharmonic Society, Mikhailovsky Theater and other tourist and cultural attractions as well as the commercial center.  There are three restaurants on the premises, as well as a grand ballroom, meeting facilities, a spa and fitness center, and several retail shops. Luxury historic suites reflect the rich history of the hotel and city, named after famous guests like Pavarotti, Stravinsky and the Romanov tsars. The City of St. Petersburg owns a 6.46% minority interest in the hotel building and it and the Company jointly hold the ground lease which expires in 2054. Recent improvements include six ultra-luxury suites that opened in July 2014, a new concept restaurant by a top designer, and improved meeting and banqueting rooms. In 2016, the property commenced renovations to its famous Krysha ballroom, which were completed in 2017. In 2017, renovation work commenced on the replacement of seven elevators with a planned completion at the end of 2019, along with the refurbishment of 114 guest rooms including upgrades to the heating, ventilation, and air conditioning systems.

Owned Hotels—North America

United States

Belmond Charleston Place—434 keys—is located in the heart of historic Charleston, South Carolina, a popular destination for tourists and business meetings. Opened in 1986, the hotel has two restaurants, extensive banqueting and conference space including a grand ballroom, a spa, fitness center and rooftop swimming pool, and a shopping arcade of 22 retail outlets leased by third parties.  The hotel also owns the adjacent historic Riviera Theater remodeled as additional conference space and retail shops. In December 2015, the property completed a three-year phased refurbishment of all of its guest rooms. In 2016, the property refurbished a retail outlet space, converting it into an upscale sports bar with direct access to Market Street, a busy main street in Charleston. Other upgrades in 2016 included the addition of an outdoor Roof Terrace & Bar, the renovation and expansion of the Thoroughbred Bar increasing capacity by 40%, and the completion of the renovation of the ballroom and conference facilities. In 2017, the reception and spa were renovated and in December 2017, the property commenced the renovation of the Charleston Grill which was completed in 2018.

While Belmond has a 19.9% equity interest in Belmond Charleston Place, Belmond manages the property under an exclusive long-term contract and has a number of outstanding loans to the hotel. On evaluating its various interests in the hotel, Belmond has concluded that it is the primary beneficiary of this variable interest entity and, accordingly, consolidates the assets and liabilities of the hotel in Belmond’s balance sheets and consolidates the hotel’s results in Belmond’s statements of operations, comprehensive income and cash flows. See Note 7 to the Financial Statements.

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

‘21’ Club is Belmond's stand-alone restaurant, a famous landmark at 21 West 52nd Street in midtown Manhattan near the Broadway theater district and many top tourist attractions. Originally a speakeasy during Prohibition in the 1920s, this restaurant is open to the public, occupies three brownstone buildings and features fine American cuisine. It serves à la carte meals in the original bar restaurant and a separate dining room upstairs, and also has ten banqueting rooms used for receptions and events, including the famous secret wine cellar. Belmond added Bar ‘21’ on the restaurant’s ground floor lobby and reconfigured and expanded two event spaces on the first floor for private receptions. During 2018, the entire property was renovated during its closure due to flooding in January 2018. See Note 9 to the Financial Statements.

Caribbean

Belmond Cap Juluca—108 keys—is located on the island of Anguilla in the British West Indies. It is set amid 179 acres of stunning tropical landscape and inland waterways overlooking the nearby St. Maarten mountains. Belmond Cap Juluca is an exclusive luxury hotel built in Greco-Moorish style on a white sandy beach. The Company acquired the property in May 2017 and also entered into a 125-year ground lease for property that comprises approximately 167 acres, including approximately 250,000 square feet of additional developable land. The property underwent a full renovation following its acquisition and the impact of Hurricanes Irma and Jose in September 2017, with the renovations including the addition of 20 new keys and two new-build casitas, a new spa and fitness center, outdoor pool, beach bar, meeting space and the renovation of two existing restaurants and bar. The property opened in December 2018. See Notes 5 and 9 to the financial statements.

Belmond La Samanna—91 keys including eight villas—is located on the island of St. Martin in the French West Indies.  Built in 1973, the hotel consists of several buildings on 16 acres of owned land along a 4,000-foot beach. Amenities include two restaurants, two swimming pools, a spa, tennis courts, fitness and conference centers, boating and ocean water sports, and extensive gardens. The hotel is open most of the year, seasonally closing during the autumn months. The eight luxury villas located on part of the 35 acres of owned vacant land adjoining Belmond La Samanna provide additional villa-suite room stock for the hotel. The remaining land is available for future expansion. The hotel suffered damage from Hurricanes Irma and Jose in September 2017 during the hotel's annual closure. The renovation of ten keys had commenced and remedial works were also underway for a cliff stabilization project. The cliff stabilization project has been completed and the Company completed a substantial reconstruction and renovation program in 2017 and 2018 which had been conditioned on a significant restructuring of the cost structure of the hotel. The hotel reopened in December 2018. See Note 9 to the financial statements.

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

Belmond Casa de Sierra Nevada—37 keys—is a luxury resort in the colonial town of San Miguel de Allende, a UNESCO World Heritage site. Opened in 1952, the hotel consists of nine owned Spanish colonial buildings built in the 16th and 18th centuries.  The total site is approximately two acres. Belmond also owns a nearby cooking school and retail shop operated in conjunction with the hotel. In 2017 and 2018, a phased overall renovation of all 37 keys and public areas was completed, along with the addition of a spa and fitness center.

Owned Hotels—Rest of World

South America

Belmond Copacabana Palace—239 keys—was built in the 1920s on a three-acre owned site facing Copacabana Beach near the central business district of Rio de Janeiro, Brazil. It is a famous hotel in South America and features two fine-dining restaurants, 13 function rooms hosting up to 1,300 guests, including the hotel’s refurbished former casino rooms, a 25 meter-long swimming pool, spa and fitness center, and a roof-top tennis court and a private roof-top plunge pool for the penthouses. In December 2012, Belmond completed a two-year phased refurbishment of the guest rooms in the main building including an expanded and restyled lobby and, in early 2014, converted one of the hotel's bars into a new pan-Asian restaurant. Upgrades in 2017 included the renovation of the Pérgula Restaurant, which is the main three-meal restaurant for the hotel located on the ground level with seating overlooking the pool, upgrades to the pool area, and a new energy management system. Third parties own a less than 2% minority interest in the hotel.

Belmond Hotel das Cataratas—187 keys—is located beside the famous Iguassu Falls in Brazil on the border with Argentina, a UNESCO World Heritage site. Belmond was awarded in 2007 a 20-year lease of the hotel from the government. It is the only hotel in the national park on the Brazilian side of the falls. First opened in 1958 on about four acres, the hotel has two restaurants, two bars, conference facilities, a swimming pool, spa, fitness center and tennis court, and tropical gardens looking onto the falls. In 2017, the hotel completed the renovation of 23 keys. Belmond had applied in 2009 to the Brazilian Ministry of Planning, Budget and Management for an amendment of the lease, but the Secretary of the Ministry denied the application in September 2014. Belmond thereafter claimed against the Federal Government for breach of the lease and received interlocutory relief at the trial court in the form of a 25% lease reduction and an injunction on the Federal Government from taking any action inconsistent with the court's decision, which was affirmed twice on appeal. The Federal Court subsequently issued a preliminary decision in October 2017 denying in part the Company's claim for modification of the lease concession and ordering the Company to pay the stated rent in the lease, which was affirmed on appeal. On April 25, 2018, the Federal Superior Court reversed the decision in Belmond's favor on all counts, so that the injunction against the Federal Government remains in place and the rent reduction was reinstated on a prospective basis. See Item 3—Legal Proceedings.

Belmond Miraflores Park—89 keys—is located in the fashionable Miraflores residential district of Lima, Peru. This all-suite owned hotel, occupying about an acre of land, faces the Pacific Ocean and is conveniently located to the city's commercial and cultural centers. Following a five-month closure for a $7,500,000 renovation project, Belmond reopened the hotel in April 2014 with refreshed guest accommodations, conference facilities and public areas. The hotel features two restaurants, large banqueting and meeting rooms and an exclusive lounge for guests staying on the upper floors. Leisure facilities include a spa, gym and rooftop swimming pool with ocean views. During 2016, the property converted former office space on its third floor into eight executive guest rooms. In 2018, the Company completed a design for the full renovation of the lobby and the renovation is expected to be completed in 2019. See also Item 3—Legal Proceedings.

Africa

Belmond Mount Nelson Hotel—198 keys—in Cape Town, South Africa is a famous historic property opened in 1899. With beautiful gardens and pools, it stands just below Table Mountain and is within walking distance of the main business, civic and cultural center of the city. The hotel has two restaurants, a ballroom, two swimming pools, tennis courts, a spa and fitness center, and a business center with meeting rooms, all situated on ten acres of owned grounds. In 2012, Belmond renovated 30 guest rooms and the restaurant overlooking the main swimming pool and gardens and, in 2013, refurbished an additional 36 guest rooms. In 2014, Belmond refurbished eight junior suites and 18 suites, including its eight garden cottages. In 2015, the hotel's original ballroom and three conference rooms were renovated and in 2016, 48 keys in the main building were upgraded and refurbished. In 2017, significant upgrades were made to the entry drive, porte cochere, reception lobby, and Tea Lounge and Bar. In 2018, two one-bedroom cottages were converted into a two-bedroom suite. The hotel has expansion potential through conversion of adjacent owned residential properties.

Belmond Khwai River Lodge, Belmond Eagle Island Lodge and Belmond Savute Elephant Lodge—39 keys in total—comprise Belmond’s African safari experience in Botswana consisting of three separate game-viewing lodges. Established in 1971, Belmond holds leases to the lodge sites in the Okavango River delta and nearby game reserves, where African wildlife can be observed from open safari vehicles or boats. The leases expire between 2020 and 2042. Botswana's Okavango Delta was added to the UNESCO World Heritage list in June 2014. Each camp has 12 or 15 luxury one bedroom tents under thatched roofs, and guests travel between the camps by light aircraft. Boating, fishing, hiking and swimming are offered at the various sites. In 2015, Belmond closed Belmond Eagle Island Lodge to undertake a full refurbishment of the property and reopened it in November 2015. Belmond Savute Elephant Lodge closed in November 2017 for a full renovation and reopened in May 2018. The renovation included upgrades to the infrastructure, enhancements to finishes, new food and beverage outlets including outdoor dining, a swimming pool, and the addition of a spa tent.

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

Belmond Governor’s Residence—49 keys—was built in the 1920s in the embassy district of Yangon, Myanmar (Burma) originally as the official home of one of the Burmese state governors and near the great Shwedagon pagoda in the city. The building is a two-story teak mansion surrounded by verandas overlooking lotus gardens on a site of about two acres leased until 2066. Belmond Governor's Residence opened as a hotel in 1997. It includes two restaurants and swimming pool.

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

Part-Owned/Managed Hotels
Peru

Belmond has a 50%/50% joint venture with local investors in Peru which operates the following five hotels under Belmond’s exclusive management.

Belmond Hotel Monasterio—122 keys—is located in the ancient Inca capital of Cusco, an important tourist destination in Peru and a UNESCO World Heritage site. The hotel was originally built as a Spanish monastery in the 16th century, converted to hotel use in 1965, and has been upgraded since then. The guest rooms and two restaurants are arranged around open-air cloisters. Many of the guest rooms are specially oxygenated due to Cusco's high altitude. In 2015, Belmond completed a three-year phased renovation of guest rooms and bathrooms. The site measures approximately three acres under long-term lease until 2047, with options to renew until 2067. In 2018, the design for a soft goods renovation of the lobby bar and two restaurants was completed and construction is expected to commence in the second half of 2019.

Belmond Palacio Nazarenas—55 keys—is located adjacent to Belmond Hotel Monasterio in Cusco and is a former palace and convent which the joint venture has rebuilt as a separate hotel and opened in June 2012. This is an all-suite hotel arranged around courtyards and features oxygenated guest rooms, an outdoor heated swimming pool, spa, and poolside restaurant and bar. During construction, archeologists discovered Incan artifacts and foundations which have been preserved and displayed in the hotel. The property is subject to a lease until 2035, with options to renew until 2042. In 2018, the joint venture completed an upgrade of its main restaurant.

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

Owned Trains and Cruises

Venice Simplon-Orient-Express comprises 18 historic railway cars, all of which have been refurbished in original 1920s/1930s décor and meet modern safety standards. It operates once or twice weekly principally between multiple cities and Venice from March to November each year via Paris, Zurich and Innsbruck on a scenic route through the Alps. The journey from London to Venice departs from London Victoria station on the Belmond British Pullman train; passengers then cross the English Channel by coach on the Eurotunnel shuttle train. Occasional trips are also made to Vienna, Prague, Berlin, Copenhagen, Stockholm, Budapest and Istanbul. During 2015, the bar was completely refurbished and in 2016 and 2017 respectively, air conditioning and Wi-Fi were added throughout the train. During the 2017/2018 winter closure, one carriage was converted into three grand suites with en-suite showers. Venice-Simplon-Orient-Express is made up of three dining cars, one bar car and sleeper cars carrying up to 178 passengers in 85 double and 12 single cabins. Venice Simplon-Orient-Express is also available for charter by private groups.

Belmond British Pullman consists of 11 Pullman dining cars in Britain which operate from February through December originating out of London on short excursions to places of historic, scenic or sporting interest in southern England, including some weekend trips when passengers stay at local hotels. Full fine dining is offered on every departure. One carriage of the train undergoes interior refurbishment and a full maintenance overhaul annually.

Belmond Royal Scotsman is a luxury sleeper train owned by Belmond and comprises nine Edwardian-style cars, including five sleeping cars (each compartment with private bathroom), two dining cars and a bar/observation car, and accommodates up to 40 passengers. In 2017, the bar/observation car was renovated and a spa car with two treatment rooms was added. Operating from April to October, the train travels on itineraries of up to seven nights through the Scottish countryside affording passengers the opportunity to visit clan castles, historic battlegrounds, famous Scotch whiskey distilleries and other points of interest. A soft goods renovation of the public areas was completed in 2017. In 2019, a soft refurbishment of all sleeper carriages on the train is expected to be completed.

Belmond Grand Hibernian is a luxury sleeper train owned by Belmond and was launched in 2016 and comprises ten Georgian-styled railway cars, including five sleeping cars (each compartment with a private bathroom), two dining cars, a bar/observation car and accommodates up to 40 passengers. It operates from April to October and travels on three itineraries through the Irish countryside affording passengers the opportunity to visit castles, lakes, towns, whiskey distilleries and other places of interest.

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

Belmond Afloat in France consists of seven luxury river and canal boats (called péniche-hôtels) owned by Belmond and operates in Burgundy, Provence and other rural regions of France. They accommodate between four and 12 passengers each in double berth compartments with private bathrooms, and some have small plunge pools on deck. They operate seasonally between April and October on three- to six-night itineraries with guests dining on board or in nearby restaurants. Shore excursions are organized each day. In 2018, two additional canal boats accommodating eight passengers each were added to the fleet for a total of seven river and canal boats.

All Belmond trains and cruises are available for private charter.

Part-Owned/Managed Trains

PeruRail: Belmond and local Peruvian investors formed two 50%/50% joint venture companies (PeruRail S.A. ("PeruRail") and Ferrocarril Transandino S.A. ("FTSA")). FTSA was awarded in 1999 a 30-year concession to operate the track and other infrastructure of the state-owned railways in southern and southeastern Peru. The concession had an initial term of 30 years from 1999 with the option to apply for six 5-year extensions. In December 2017, FTSA received a denial of its third extension request. As a result, FTSA can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 16 years are remaining as of December 31, 2018. This triggered an impairment test of the assets within the joint venture and the shorter time period over which to recover the carrying value of the assets has led to an impairment charge being recorded in the year ended December 31, 2017. The life of the concession is now expected to expire in 2034. See Note 8 to the Financial Statements.

PeruRail operates passenger and freight services in southern and southeastern Peru. The 70-mile Cusco-Machu Picchu line, carrying mainly tourists as well as local passenger traffic, is the principal means of access to the famous Inca ruins at Machu Picchu because there is no convenient road. Another carrier operates on this line in competition with PeruRail. A second rail line runs from Cusco to Matarani on the Pacific Ocean (via Arequipa) and to Puno on Lake Titicaca, and principally serves freight traffic under contract, an activity PeruRail has expanded by hauling the output of local copper mines in southern Peru to the Pacific port for export. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Segment Performance—Part-owned/managed trains—Year ended December 31, 2018 compared to year ended December 31, 2017 and year ended December 31, 2017 compared to year ended December 31, 2016. PeruRail can continue to run trains on the track after the conclusion of FTSA's concession. PeruRail, along with other third-party operators, pays a track access fee to FTSA and FTSA pays the Peruvian government fees related to traffic levels and the use of rail infrastructure, locomotives and rolling stock.

The Cusco-Machu Picchu line connects four of Belmond’s Peruvian hotels, allowing inclusive tours served by the Belmond Hiram Bingham luxury daytime tourist train comprising two dining cars and a bar/observation car with capacity up to 84 passengers. PeruRail also operates a daytime tourist train that runs on the Cusco-Puno route through the High Andes mountains. In 2017, a new luxury sleeper train was launched under the name Belmond Andean Explorer, which runs through the Peruvian Highlands from Cusco to Lake Titicaca and Arequipa. This train consists of 21 carriages, which Belmond owned and operated in Australia until 2003 and sold to PeruRail in 2016. The train was shipped from Australia to Peru where it underwent a full renovation. It carries 70 passengers in 35 en-suite cabins, with two dining cars, a lounge car, and an observation car.

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

Management Strategies

As the foregoing indicates, Belmond has a global mix of luxury hotel and travel products that are geographically diverse and appeal to both high-end individual travelers as well as prominent meeting, incentive, and social groups. Individual travelers in 2018 made up approximately 72% of total hotel room nights, with meeting, social, and incentive groups accounting for the remaining 28%. Belmond’s properties are distinctive as well as luxurious and tend to attract guests prepared to pay higher rates for the travel experiences and high-quality service Belmond offers compared to its competitors.

Belmond benefits from long-term trends and developments favorably impacting the global hotel, travel and leisure markets, including growth trends in the luxury hotel market in many parts of the world, increased travel and leisure spending by consumers, favorable demographic trends in relevant age and income brackets of U.S., European and other populations, and increased online travel bookings.

Under the Merger Agreement with LVMH, the Company is restricted from taking certain actions without LVMH's consent while the sale to LVMH is pending, including, among others, from making certain investments or acquisitions and selling certain assets, engaging in certain capital expenditures, and incurring certain indebtedness.

Subject to the constraints imposed by the Merger Agreement, Belmond’s aim is to continue to be the consummate luxury experiential travel company, providing guests with a window into authentic, 'one-of-a-kind' experiences in some of the most inspiring destinations in the world. In 2016, Belmond announced a strategic growth plan intended to grow its business by focusing on three key areas:

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

The Company has made important progress on increasing consumer and industry awareness of the Belmond brand in the approximately five years since its launch. Management believes that there is additional scope for expanding awareness and is focused on building the brand and gaining more market share within the luxury leisure brand landscape. In particular, the Company is focused on making Belmond "the brand of choice" for its specific niche by expanding brand training for employees in order to bring the brand to life for guests while on property, identifying and introducing signature programming that differentiates the Company from its competitors, and utilizing public relations and media opportunities to introduce new experiences while at the same time reinforcing the Belmond brand. In 2017, the Company launched a new global brand campaign and fully re-designed consumer website to support and help centralize these collective brand objectives.

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

•
Other strategic considerations -- In recent years, management executed on a strategy to reduce Belmond’s long-term debt position. A number of assets not considered key to Belmond’s portfolio of unique, high-valued properties were identified and sold with proceeds being used to reduce debt, re-invest in other properties, and more recently to repurchase the Company's class A common shares. In the last four years, Belmond sold its 50% ownership in the entity which owned Hotel Ritz by Belmond, Madrid, Spain, the Inn at Perry Cabin by Belmond in Maryland, and Belmond Northern Belle in England for combined total proceeds of $87,489,000, and removed any debt or guarantees related to these properties from its consolidated balance sheets. See Note 6 to the Financial Statements. Management continues to review Belmond's portfolio to identify additional non-core assets and expects that any future asset sales would be encumbered by long-term management agreements for Belmond. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Marketing, Sales and Public Relations

Belmond invested $3,000,000 in enhanced promotional and marketing initiatives in 2018.

Belmond’s sales and marketing function is primarily based upon direct sales to consumers of travel (prioritizing strategic third-party travel agents, sales representatives and tour operators, and electronic channels such as the internet and digital marketing), cross-selling and up-selling to existing customers, and public relations. Belmond has its own global sales force located in 17 cities in the U.S., Brazil, Mexico, various European countries, Australia and Japan, and has appointed third-party sales representatives in ten additional cities in Asia and the Middle East. Belmond also has local sales staff responsible for the properties where they are based.

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

Consumer advertising, websites and digital marketing are important direct sales and marketing tools for Belmond. Through its principal website (belmond.com), Belmond provides extensive descriptions and images of the products and guest activities in

English and seven other languages, in addition to bookings and brand wide promotions. The belmond.com website was fully rebuilt and re-branded in 2017, in anticipation of the launch of a global brand campaign and to support the business objective to increase bookings and revenues through online commerce. Belmond operates other internet special interest travel portals that direct customers to Belmond’s properties, and works with other selected electronic distribution channels.  Social media such as Facebook, Twitter, YouTube, Instagram and Pinterest are increasingly significant marketing tools, particularly as the brand looks to reach new markets and to target new customer demographics, including millennials.

Because repeat customers appreciate the consistent quality of Belmond’s hotels, trains and cruises, an important part of Belmond’s strategy is to promote Belmond properties through various cross-selling efforts to engage with Belmond's loyal customer base. These include gifts cards, customer relationship management systems and other customer recognition programs, worldwide preferred travel agent programs, and direct communications with customers. In 2019, the Company will continue to invest in the roll-out of a business intelligence system to further enhance the effectiveness of its marketing and communication strategy to ensure content is tailored, targeted and personalized in accordance with individual customer preferences.

Belmond’s marketing strategy also focuses on public relations, which management believes is a highly cost-effective marketing tool for luxury properties. Because of the unique nature of Belmond’s portfolio, guests often hear about Belmond’s hotels and other travel products through word-of-mouth or published articles. Belmond has an in-house public relations office in London and representatives in 14 countries worldwide, including third-party public relations firms under contract, to promote its properties through targeted newspapers, general interest and travel magazines, and broadcast, online and other media.

Corporate Social Responsibility

Belmond is committed to the implementation of responsible business practices furthering the sustainability of tourism and seeks to ensure that its properties and corporate offices engage with their local communities and environments in a positive manner through their ongoing activities. Examples of these are as follows:

•
Belmond is a member of the Sustainable Restaurant Association and will continue to be advised by its food sustainability, environmental responsibility and ethical sourcing standards during the coming year. In addition, the food and beverage operations of Belmond Le Manoir aux Quat'Saisons will continue to be fully assessed in 2019 to measure and benchmark sustainability credentials. The UK hotel continues to support the local community, source local food wherever possible, and compost waste.

•
In Myanmar, the ship doctor of Belmond Road to Mandalay has run community activities along the Ayeyarwady River in a program dating back to 1995. These include a free clinic that treats an average of 2,000 people per month. Among other community activities are the construction and long-term support of 25 schools, and irrigation and solar power projects in remote villages.

•
Our diverse activities in southeast Asia include supporting a turtle conservation foundation, beach cleaning, and agricultural, water purification and recycling programs in Bali. We support an orphanage in Laos, train students of a hospitality school in Cambodia and recycle retired linens to those in need near several of our hotels. Belmond Napasi in Koh Samui has received a Silver G-Green Award from Thailand's Department of Environmental Quality & Promotion.

•
In Russia, Belmond Grand Hotel Europe works with local orphanages and youth organizations to support those in need. The hotel supports a house in the SOS children's village outside of St. Petersburg for young people without families, where five children aged between 12 and 15 years old are currently being cared for. The hotel has also introduced a greenhouse program to educate children in growing, and the importance of fresh organic vegetables.

•
In the U.S., Belmond Charleston Place created and coordinates the Charleston Chefs’ “Feed the Need” Program in which local hotels, restaurants and caterers provide weekly meals in food shelters for up to 500 persons. The hotel also introduced a "Teach the Need" program, teaching hospitality skills to at-risk high school students and helping them find employment. A new program, "Ben's Friends," helps those in the hospitality industry overcome drug- and alcohol-related problems. In addition, every Christmas, the hotel organizes a luncheon for 2,000 disadvantage local people, along with providing gifts such as winter coats. In 2018, the hotel raised over $500,000 to help fund these endeavors.

•
Also in the U.S., Belmond El Encanto is pursuing a number of community initiatives such as support of low-income families and local shelters. It fundraises for and organizes volunteering in support of Youth Interactive and Girls Inc., charities for underserved young people. The hotel supports a range of eco initiatives at an island national park including habitat restoration and education. The hotel's Sustainability Committee spearheads long-term environmental initiatives, which include water conservation through faucet aerators, laundry reduction, eco cleaning products and the introduction of moisture-resistant plants to its famous gardens.

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

•
Also in Brazil, Belmond Hotel das Cataratas is committed to environmental conservation programs including Projeto Carnivoros do Iguaçu, which has overseen a substantial rise in numbers of endangered animals such as pumas and jaguars within the surrounding national park. The hotel also sponsors a local young people's training program offering youth apprenticeships and work placements for disadvantaged young people. The hotel is committed to environmental conservation and ecological operating programs, recycling water, soap, uniforms, mattresses and other items. It was the first South American hotel to be certified for ISO14001– Sustainability and SA8000–Social Responsibility.

•
Our Peru hotels and trains undertake a wide range of community and sustainability initiatives. These include support of local artisans and farmers who receive help to create products and grow crops that our Peru hotels and trains purchase at fair trade prices. Belmond Palacio Nazarenas has developed an edible herb garden, Belmond Hotel Rio Sagrado a small orchard, and Belmond Sanctuary Lodge a small greenhouse – all of which supply their kitchens. PeruRail supports community alpaca breeding and wool weaving projects and donates blankets to local communities. Additional community programs range from planting thousands of trees to clearing waste from riverbanks and beaches. Cultural initiatives include the provision of free train travel for disadvantaged children to Machu Picchu, community initiatives to improve safety along the train tracks, helping villagers to set up local businesses, and a film-making program that records local people sharing local traditions and memories. One particular program, Cconamuro, trains villagers in hospitality skills, enabling them to welcome our guests on cultural day visits that include lunch and the chance to discover aspects of local life.

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

•
In Mexico, Belmond Maroma Resort & Spa plants approximately 850 sapling trees monthly for reforestration, recycles retired clothing and linen to the Red Cross, and takes part in community projects supporting local fauna including sea turtles, melipona bees and sharks.

Industry Awards

Belmond has gained a worldwide reputation for quality and service in the luxury segment of the leisure and business travel markets.  Over the years, Belmond’s properties have won numerous national and international awards given by consumer or trade publications such as Condé Nast Traveller, Travel + Leisure, The Times and The Sunday Times (UK) and Forbes.com and by private subscription newsletters such as Andrew Harper’s Hideaway Report, or industry bodies such as TripAdvisor. Among the Company's awards in 2018, Belmond Le Manoir aux Quat'Saisons was awarded "Best Worldwide Hotel" at The Times and Sunday Times Reader Awards, Venice Simplon-Orient-Express won a number of design awards including "Best Specialty Award" at the Gold Key Awards (New York) and "Best Suite" at AHEAD Europe awards. At the brand level, in 2018 Belmond was voted "Best Rail Operator of the Year" at The Telegraph Travel Awards for the second year running, and No.1 "Most Excellent" Small Hotel Chain category on TripAdvisor, as voted by readers; won "Travel Brand of the Year" (£25-100 million revenue category) at the TTG Travel Marketing Awards 2018; ranked one of the "Best Luxury Hotel Brands in the World (4th) by Luxury Travel Intelligence; and was named "British Luxury Brand of the Year" at the Walpole British Luxury Awards. The awards are based on opinion polls of the publications’ readers or the professional opinions of journalists or panels of experts. The awards are believed to influence consumer choice and are therefore highly prized.

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

Employees

Belmond currently employs approximately 9,300 full-time-equivalent persons.  Approximately 6,450 persons are employed in the hotels, 2,700 in the trains and cruises business, and 130 in central administration, sales and marketing and other activities.  Management believes that Belmond’s ongoing labor relations are satisfactory. Through its various training and other human resources programs, Belmond seeks to attract, develop and retain top employees providing authentic local experiences to guests and to promote internal candidates for leadership positions.

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

ITEM 1A.       Risk Factors

Belmond’s business is subject to various risks, including those described below. Investors should carefully consider the “Risk Factors” below. These are separated into three general groups:

•	risks related to the proposed sale of the Company to LVMH Moët Hennessy—Louis Vuitton SE ("LVMH"), Palladio Overseas Holding Limited and Fenice Ltd.,

•	risks of Belmond’s business,

•	risks related to Belmond’s financial condition and results of operations, and

•	risks of investing in class A common shares.

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

Risks Related to the Sale of the Company

There can be no assurance that the Company's proposed sale to LVMH will be consummated in the time frame or manner currently anticipated, or at all, which could materially adversely affect our business, results of operations and/or share price.

The Company's proposed sale to LVMH remains subject to various customary closing conditions, including the receipt of regulatory approvals in certain foreign jurisdictions, none of which are within the Company's control. If any condition to the closing of the sale is not satisfied or, if permissible, waived, the sale cannot be completed. In addition, satisfying the conditions to the closing of the sale may take longer than we expect. There can be no assurance that the remaining conditions to closing will be satisfied, or that other events will not intervene to delay or result in the failure to consummate the sale. Any delay in completing or failure to complete the proposed sale to LVMH, including any delay in receiving or failure to timely receive required regulatory approvals, may cause uncertainty and other negative consequences that could adversely affect our business, financial position and results of operations.

The Company can give no assurance that the sale to LVMH will be completed, in which case the Company's shareholders would not realize the anticipated benefits from the sale, and investor confidence may decline, which may adversely affect our share price. See also Risks of Investing in Class A Common Shares—The price of the class A common shares may fluctuate significantly, which may make it difficult for shareholders to sell the class A common shares when they want or at desired prices. Under the terms of the Merger Agreement, if the Merger Agreement is terminated under certain circumstances, we will be required to pay to LVMH a termination of $92,261,000. If triggered, the payment of the termination fee may negatively impact our results of operations, financial condition and cash flow.

While the proposed sale to LVMH is pending, the Company will be subject to business uncertainties that could materially adversely affect the Company's financial condition and results of operations as well as the future of the Company's business.

Uncertainty about the effect of the sale to LVMH on the Company's key personnel, vendors, partners and/or guests may negatively impact the Company's business. Whether or not the sale to LVMH is ultimately consummated, the Company's employees may experience uncertainty about their future roles, which might adversely affect the Company's ability to retain, hire and motivate key personnel and other employees. In addition, uncertainty relating to the pending sale may cause the Company to lose guests and the Company's vendors, partners and other parties with which the Company maintains business relationships may seek to alter or terminate their relationships with the Company. These factors, individually or collectively, may negatively impact the Company's financial performance and business, and any delay in completing the proposed sale to LVMH may further increase these uncertainties and the adverse effects related thereto.

Disruption of management's attention from the Company's ongoing business operations due to the pending sale to LVMH may adversely affect the Company's business and results of operations.

The Company has expended, and will continue to expend, significant management resources in an effort to complete the proposed sale to LVMH. Management's attention may be diverted away from the day-to-day operations of the Company's business and execution of its existing business plan in its efforts to complete the sale. This diversion of management resources could disrupt operations and have an adverse effect on the Company's operating results and business.

The Merger Agreement restricts the conduct of the Company's business prior to the completion of the sale to LVMH and limits the Company's ability to pursue strategic alternatives, which could negatively impact the Company's business and results of operations.

Under the Merger Agreement, the Company is restricted from taking certain actions without LVMH's consent while the sale to LVMH is pending, including, among other matters, from making certain investments or acquisitions and selling certain assets, engaging in certain capital expenditures, and incurring certain indebtedness. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities or exercising its business strategy pending the closing of the sale, which could have an adverse effect on the Company's business, financial condition or results of operations.

In addition, subject to certain exceptions, the Merger Agreement prohibits the Company from soliciting or engaging in discussion with respect to certain alternative acquisition transactions and, in certain circumstances, the Company will be required to pay a termination fee of $92,261,000 to LVMH in order to terminate the Merger Agreement and pursue such an alternative transaction. These provisions may discourage third parties from pursuing business opportunities with the Company and limit the Company's ability to pursue opportunities that could result in greater value to the Company's shareholders.

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

The effects of many of these factors vary among Belmond’s hotels and other properties because of their geographic diversity and the laws and regulations of the particular countries in which these hotels and other properties are located. The global economic downturn in 2008 and 2009 preceded by the shock of terrorist attacks and resulting public concerns about travel safety, continued terrorist attacks, regional conflicts in Iraq, Afghanistan, Ukraine and Crimea, as well as in Thailand, Myanmar and other parts of the world, the threatened flu and Ebola epidemics and the outbreak of the Zika virus, and political instability in Brazil, had and may continue to have, varying adverse effects on Belmond's results of operations. In addition, natural disasters, including weather events, such as Hurricanes Irma and Jose in 2017, which impacted both Belmond Cap Juluca on the island of Anguilla in the British West Indies and Belmond La Samanna on St. Martin in the French West Indies, can materially affect the Company's results of operations.

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

Subject to the constraints imposed by the Merger Agreement, Belmond intends to increase its revenues and earnings in the long term by acquiring new properties, managing additional properties under contract, and expanding existing properties. The ability to pursue new growth opportunities successfully will depend on management’s ability to:

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

The acquisition, expansion and development of luxury assets, as well as the ongoing renovations, refurbishments and improvements required to maintain or upgrade newly acquired, expanded or existing properties, are capital intensive. The availability of internally generated cash flow, future borrowings and access to equity capital markets to fund these acquisitions, expansions and projects depend on prevailing market conditions and the acceptability of available financing terms. Belmond can give no assurance that future borrowings, asset disposition or other capital raising opportunities will be available to Belmond, or available on acceptable terms, in an amount sufficient to fund its needs. In addition, the restrictions imposed by the Merger Agreement prior to the completion of the acquisition of the Company by LVMH may have an affect on the Company's ability to invest in its operations. Failure to make investments necessary to maintain or improve Belmond's properties could adversely affect the performance of Belmond's properties. See also Risks Related to the Sale of the Company—The Merger Agreement restricts the conduct of the Company's business prior to the completion of the sale to LVMH and limits the Company's ability to pursue strategic alternatives, which could negatively impact the Company's business and results of operations.

Future equity financings may be dilutive to the existing holders of common shares. Future debt financings may require restrictive covenants that would limit Belmond’s flexibility in operating its business. See also Risks Relating to Belmond’s Financial Condition and Results of Operations and Risks of Investing in Class A Common Shares below. See also Risks Related to the Sale of the Company.

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

Failures in Belmond’s or its suppliers' information technology systems or in protecting the integrity of customer, employee and business data could reduce revenue and earnings and result in loss or in reputational harm.

Belmond's business involves the processing, use, storage and transmission of personal information regarding customers, employees and business partners for various business purposes, including marketing and promotions. Belmond is subject to numerous laws and regulations designed to protect personal financial and other information relating to customers, employees and the business, and has established policies and procedures to help protect the privacy and security of this information. These laws and regulations are complex and evolving and may, on occasion, be inconsistent from one jurisdiction to another. Compliance may increase Belmond's operating costs or limit Belmond's ability to market its properties and services. The EU General Data Protection Regulation, which became effective in May 2018, increases certain obligations on, and limits certain uses by, businesses of the personal data of their customers, employees and business partners. The penalties for violation of this new law have increased significantly, with a maximum fine of 4% of group revenue or €20 million, whichever is higher, for the most serious breaches. The impact of Brexit (see Risks Relating to Belmond's Financial Condition and Results of Operations—Economic downturns and disruptions in the financial markets could adversely affect Belmond's financial condition and results of operations) could increase the Company's regulatory obligations and/or require the Company to amend its processes and controls and contracts with third parties for the use, transfer and processing of personal data; it may also need to change or supplement its processes for the management and response to any data breach.

Belmond depends on its own and third party information technology networks and systems to process, transmit and store company and personal information, and to communicate among its various locations around the world, including reservation systems, property management systems, customer and employee databases, administrative systems, accounting and payment systems, and third-party vendor systems. While Belmond relies on the security of these networks and systems to protect the personal and business information of the Company, customers, employees and business partners, they may be vulnerable to threats such as system, network or internet failures, security breaches, computer hacking or business disruption, viruses or malicious software programs, employee error, negligence, fraud or misuse, or other unauthorized attempts to access, modify or delete Belmond's company and personal information. Although Belmond has taken steps to address these concerns by implementing network security and internal controls, there can be no assurance that a system failure, unauthorized access, or other compromise will not occur. While from time to time third parties attempt to access the Company's network, we are not aware of any instance in which these attempts have resulted in any material release of information, degradation or disruption to the Company's network and information systems.

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

Risks Related to Belmond’s Financial Condition and Results of Operations

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

Belmond has ten hotels, the Venice Simplon-Orient-Express train and the Belmond Afloat in France cruise business in Continental Europe and the Belmond Grand Hibernian train based in the Republic of Ireland. If uncertainty regarding euro-zone debt recurs and measures taken by European governments contribute to weakness of national economies, financial markets could experience disruption and consumer confidence could decline, resulting in less demand for these properties and negatively impacting Belmond's results of operations and financial condition.

On March 29, 2019, the U.K. will cease to be a member of the European Union. Negotiations have commenced between the British Government and the EU to agree the terms of the U.K.'s departure and those to govern its future relationship with the EU member states. Although it is unknown what the final Brexit terms will be, it is possible that there will be increased regulatory complexities, an impact on exchange rates, an impact of the Company's tax arrangements and increased costs for the supply to the U.K. of goods and services, each of which may adversely affect our operations and financial results. In addition, while we believe it is too early to assess the full impact on the Company of the U.K.'s decision to leave the EU, a weaker pound or British economy, or the imposition of restrictions on travel by U.K. guests to the EU (such as a requirement to obtain a visa), could impact the travel preferences of the Company's guests who originate from the U.K. and could affect the operations and financial results at those properties that have a significant proportion of British visitors, such as Belmond Reid's Palace, Belmond La Residencia, the Italian properties and the Company's U.K. businesses; the operations of the Belmond Grand Hibernian, which currently operates both in the Republic of Ireland (a member of the EU) and Northern Ireland (part of the U.K.) could also be impacted. If as a consequence of Brexit, visas are introduced as a requirement for EU nationals to work in the U.K. (or for U.K. nationals to work in the EU), this could adversely affect the Company's ability to attract and retain high-caliber staff. In the U.S., evolving trade and immigration policies and the U.S. Tax Cuts and Jobs Act of 2017 could adversely affect the Company's business and results of operations.

Financial uncertainty and economic weakness identified in the previous risk factor could adversely impact Belmond’s liquidity and financial condition, in particular Belmond’s ability to refinance debt or raise additional funds for its cash requirements for working capital, commitments and debt service.

During the year ending December 31, 2019, Belmond will have $6,332,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. In 2020, Belmond will have $6,386,000 of scheduled debt repayments including capital lease payments and debt held by consolidated variable interest entities. Belmond’s capital commitments at December 31, 2018 amounted to $21,197,000.

Belmond expects to fund its working capital requirements, debt service and capital expenditure commitments for the foreseeable future from operating cash flow, available committed borrowing facilities, issuing new debt or equity securities, rescheduling loan repayments or capital commitments, and disposing of non-core assets. See Liquidity and Capital Resources in Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations. Belmond can give no assurance, however, that additional sources of financing for its unfunded commitments will be available on commercially acceptable terms, or available at all, or that Belmond will be able to refinance maturing debt or to reschedule loan repayments or capital commitments, dispose of non-core assets or that other cash-saving steps management may take to enhance Belmond’s liquidity and capital position will bridge any shortfall. If additional sources of financing are unavailable, including because of possible future breach of loan financial covenants, Belmond may be unable to fund its cash requirements for working capital, commitments and debt service.

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

Belmond has a large amount of debt in its capital structure and may incur additional debt from time to time. As of December 31, 2018, Belmond’s consolidated long-term indebtedness was $773,616,000 (including the current portion and the long-term indebtedness of Belmond’s consolidated variable interest entities of $160,602,000). This substantial indebtedness could:

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

After taking into account Belmond’s fixed interest rate swaps, approximately 50% of Belmond’s consolidated long-term debt at December 31, 2018 bears interest that fluctuates with prevailing interest rates, so that any rate increases may increase Belmond’s interest payment obligations. From time to time, Belmond enters into hedging transactions in order to manage its floating interest rate exposure, but Belmond can give no assurance that those hedges will lessen the impact on Belmond of rising interest rates. Also, as Belmond refinances its long-term debt with new debt, the interest payable on the new debt may be at a higher rate than the debt refinanced.

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

As an example of these estimates and judgments, Belmond evaluates goodwill for impairment at least annually, or when triggering events or changes in circumstances, such as adverse changes in the industry or economic trends or an underperformance relative to historical or projected future operating results, indicate the carrying value may not be recoverable. The Company recorded a number of goodwill, fixed assets and other intangible impairment charges in 2018 and the Company continues to monitor its balances for future potential impairment (see Note 10 to the Financial Statements). Belmond’s impairment analysis under U.S. GAAP incorporates various assumptions and uncertainties that management believes are reasonable and supportable considering all available evidence, such as the future cash flows of the business, future growth rates and the related discount rates. However, these assumptions and uncertainties are, by their very nature, highly judgmental. Belmond cannot guarantee that its business will achieve the forecasted results which have been included in its impairment analysis. If Belmond is unable to meet these assumptions in future reporting periods, it may be required to record a charge for goodwill impairment losses.

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

•
market speculation about the acquisition of Belmond by LVMH, including but not limited to, the impact on the share price of the Company's class A common shares in the event the transaction is not completed,

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

Future sales or issuances of class A or class B common shares could negatively affect the trading price and book value of the class A common shares outstanding and dilute the ownership of class A shareholders.

The Company may in its discretion sell newly issued class A or B common shares from time to time in the future, subject to compliance with certain procedural requirements of the NYSE relating to the class A common shares, applicable securities laws, and restrictions on the Company's ability to issue class A and B common shares under the Merger Agreement during the pendency of the sale to LMVH. There can be no assurance that the Company will not make significant sales of class A or B common shares in public offerings or private placements to raise capital, for funding future acquisitions, in employee equity compensation programs or for other corporate purposes. Any sales could materially and adversely affect the trading price of the class A common shares and could result in dilution of the ownership interests of existing shareholders.

A subsidiary of the Company, which has two Company directors on its board of directors, may control the outcome of most matters submitted to a vote of the Company’s shareholders.

A wholly-owned subsidiary of the Company, Belmond Holdings 1 Ltd. (“Belmond Holdings”), currently holds all 18,044,478 outstanding class B common shares in the Company representing about 63.7% of the combined voting power of outstanding class A and B common shares for most matters submitted to a vote of shareholders, and the directors and officers of the Company hold class A shares representing an additional approximate 0.8% of the combined voting power. In general, holders of class A common shares and holders of class B common shares vote together as a single class, with holders of class A shares having one-tenth of one vote per share and holders of class B shares having one vote per share. Therefore, as long as the number of outstanding class B shares exceeds one-tenth the number of outstanding class A shares, Belmond Holdings could control the outcome of most matters submitted to a vote of the shareholders.

Under Bermuda law, common shares of the Company owned by Belmond Holdings are outstanding and may be voted by Belmond Holdings. The manner in which Belmond Holdings votes its shares is determined by the four directors of Belmond Holdings, two of whom, Harsha Agadi and Mitchell C. Hochberg, are also directors of the Company, consistent with the exercise by those directors of their fiduciary duties to Belmond Holdings. Those directors, should they choose to act together, will be able to control substantially all matters affecting the Company, and to block a number of matters relating to any potential change of control of the Company. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Certain institutional shareholders representing two hedge fund groups challenged the Company’s corporate governance structure as it relates to the ownership and voting of class B common shares, including by proposing shareholder resolutions to amend the Company’s bye-laws to treat the class B shares as “treasury shares” with no voting rights and to cancel the class B shares. Those resolutions were rejected at a special general meeting of shareholders of the Company in October 2008 by a majority of the votes of the outstanding class A and class B common shares, voting together as a single class. Following the defeat of the resolutions at the special general meeting, these shareholders filed a petition in the Supreme Court of Bermuda in January 2009 against the Company, Belmond Holdings and certain of the Company’s directors seeking similar and related relief, including a declaration that the Company holding or voting class B shares, directly or indirectly, was unlawful and an order restraining Belmond Holdings from exercising its voting rights attached to the class B shares. After a trial on preliminary issues relating to the legality of the holding of class B shares in the Company by Belmond Holdings, the Court ruled in June 2010 that it is lawful for Belmond Holdings to hold and exercise voting rights in respect of class B shares in the Company held by Belmond Holdings and struck out the petition in its entirety. The Court also awarded the respondents their defense costs incurred in the proceedings. The foregoing description of the Court’s judgment does not purport to be complete and is qualified in its entirety by reference to the judgment, which the Company filed as Exhibit 99.1 to its Current Report on Form 8-K dated June 1, 2010 and is incorporated herein by reference.

The corporate governance structure of the Company, with dual class A and B common shares and ownership and voting of the class B shares by Belmond Holdings, has been analyzed by legal counsel, and the Company’s board of directors and management believe that the structure is valid under Bermuda law. The judgment of the Bermuda Supreme Court in June 2010 confirms this belief.  The structure enables Belmond to oppose any proposal that Belmond believes is contrary to the best interests of the Company and its shareholders, including a coercive or unfair offer to acquire the Company, and thus preserve the value of Belmond for all shareholders. The structure has been in place since the Company’s initial public offering in 2000, and has been fully described in the Company’s public filings and clearly disclosed to investors considering buying the class A common shares.

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

This risk factor should be read in conjunction with Item 1A—Risks Related to the Sale of the Company—The Merger Agreement restricts the conduct of the Company's business prior to the completion of the sale to LVMH and limits the Company's ability to pursue strategic alternatives, which could negatively impact the Company's business and results of operations.

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

The Company has in place a shareholder rights agreement providing for rights to purchase series A junior participating preferred shares of the Company upon the occurrence of certain events, including the acquisition by any person(s) of beneficial ownership of 15% or more of the outstanding class A or class B common shares or the commencement of a tender or exchange offer for 30% or more of the outstanding class A or class B common shares. These rights may therefore deter potential acquirers. The rights are not currently exercisable, and will not become exercisable in connection with the consummation of the transactions contemplated by the Merger Agreement or the support agreement. Under the support agreement, Belmond Holdings has agreed to not to sell or transfer any of its class B common shares and to vote all against any competing acquisition proposal to the sale to LVMH) (the "Support Agreement"). If the merger is completed, the rights will expire and cease to exist immediately prior to the effective time of the merger.

These anti-takeover provisions are in addition to the ability of Belmond Holdings and directors and officers of the Company to vote shares representing a significant majority of the total voting power of the Company’s common shares, subject to the obligations of Belmond Holdings under the Support Agreement to vote against certain competing proposals. See the risk factor immediately above and Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters—Voting Control of the Company; Changes in Control.

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

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.       Properties

As described in Item 1—Business, Belmond owns, partially-owns and/or operates 46 properties, consisting of 36 highly individual deluxe hotels, 30 of which are owned, four European tourist trains, one cruise ship in Myanmar, one French canal cruise business consisting of seven small canal boats, and one stand-alone restaurant in the United States. Belmond also owns interests of 50% or less in five hotels in Peru (including three under long-term lease), its Southeast Asian train and PeruRail (including the Belmond Andean Explorer train in Peru). The corporate office and regional sales, marketing and operating offices of the hotels, trains and cruise businesses are occupied under operating leases.

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

Management cannot estimate the range of possible loss if the SCL plaintiffs assert claims against the Company or CHP, and Belmond has made no reserves in respect of this matter. If any such claims were brought, Belmond would continue to defend its interests vigorously. See Note 21 to the Financial Statements (Item 8).

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

As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence. See Notes 6 and 21 to the Financial Statements.

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2018, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,387,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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
In October 2017, the Federal Court issued a decision on the merits denying in part the Company’s claim for modification of the lease concession. The Court ruled although the lease is an administration agreement rather than a simple commercial lease, the Company had not overcome its burden of proof to show that a modification was justified. The Court further ordered that the Company must pay the stated rent in the lease rather than the reduced rent set by the Federal Court in September 2016. The Court also revoked the injunction issued in September 2016 that had been subsequently affirmed on appeal prohibiting the Federal Government from pursuing a claim against the Company to recover the difference between the stated lease rent and the amounts the Company actually paid during the period from 2009 to 2014. The Company appealed this decision and requested injunctive relief enjoining the Government from enforcing the decision of the Federal Court pending a hearing on the appeal. In December 2017, the Federal Superior Court denied the Company's request for an injunction and affirmed the lower court's partial decision of the merits.

On April 25, 2018, a Federal Superior Court panel of three judges reversed the prior Superior Court’s decision in Belmond’s favor on all counts, so that the injunction against the Federal Government remains in place and the rent reduction was reinstated on a prospective basis. As a result, the Federal Government cannot seek to enforce its claim for the allegedly unpaid lease obligations. Nonetheless, the Company has reserved against this claim, and this accrual as at December 31, 2018 totaled R$29,272,000 ($7,554,000). The Company intends to continue to vigorously contest this litigation, which has been remanded to the first instance court for a trial on the merits.

Belmond Miraflores Park Hotel

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. In June 2017, the Supreme Court issued a decision accepting BMP’s appeal rather than, as BMP had expected, summarily affirming the appellate court decision. On November 14, 2018, the Supreme Court decided the appeal in BMP's favor on the basis that municipal ordinances may be impermissibly vague and remanded the case to the administrative court. Management believes that the administrative court is likely to find that BMP could not properly be found in violation of the ordinances and dismiss the case; however, even if the administrative court reiterates its prior ruling that BMP has violated the ordinances, the Company believes that risk of closure of BMP is remote because BMP will have completed its planned remediation by the time of any such ruling and expects to be in compliance with municipal nuisance ordinances to the extent that they are applicable at that time. BMP has other alternatives that it could pursue to resolve this matter if BMP is not compliant by the time of the Supreme Court decision. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

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

Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani and related family companies (the "Family Parties") in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, including before the EU General Court in Luxembourg which issued a decision in June 2017 dismissing the Family Parties' appeal and ordering that appellant pay the costs of the court and the Company, and most recently in a decision on March 1, 2018, the EU General Court denied the Family Parties’ right to register a “Cipriani” Community trademark in the trademark class for drinks and beverages due to its likelihood to lead to confusion with Belmond’s registered “Cipriani” Community trademarks in the trademark class for hotels and restaurants. Belmond has also recently been successful in securing the cancellation in Portugal of a trademark application filed by a Family Party for “Cipriani”. In addition, Belmond has been successful in obtaining cancellations of "Cipriani" trademark applications made by a Family Party in Russia, although the Family Party has recently commenced another action opposing Belmond’s “Cipriani” trademarks in Russia, which the Company intends to vigorously defend.

In addition, there are a number of ongoing trademark disputes with the Family Parties in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani”, and the Cipriani family to use “Cipriani”. In November 2017, the Court rejected the family's complaint and awarded costs to the Company. This decision was not subsequently appealed. In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that its use of the full name (rather than just an initial with the family's surname), would not constitute infringement of the Company’s registered trademark. This ruling was overturned on appeal in favor of the Company in November 2017. The Cipriani family appealed this decision before the Italian Supreme Court, and in a separate filing to the appellate court requested the reconsideration of that court's decision. At the same time, the Company requested reconsideration of the dismissal by the appellate court of the Company's request that Italian trademarks relating to restaurant services filed by the Cipriani family be revoked for non-use. On November 13, 2018, the appellate court denied the Company's request and on January 5, 2019, it denied the Cipriani family's appeal. While Belmond intends to appeal the decision before the Supreme Court and believes it has a meritorious case, Belmond cannot estimate the range of possible additional loss if it should not prevail in this matter and Belmond has made no accruals in respect of the matter. Separate proceedings brought by Belmond in Spain to defend Belmond’s marks against a use by the Cipriani family and its affiliated entities of “Cipriani” to promote a restaurant have been stayed pending the outcome of the Venice appeal.

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

ITEM 4.       Mine Safety Disclosures

None.

PART II

ITEM 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The class A common shares of the Company are traded on the New York Stock Exchange under the symbol BEL.  All of the class B common shares of the Company are owned by a subsidiary of the Company and are not listed. See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

At February 15, 2019, there were 183 record holders of the class A common shares of the Company.

During 2018, the Company made no offering of securities including its class A common shares that was not registered in the United States.

Information responding to Item 201(e) of SEC Regulation S-K is omitted because the Company is a “foreign private issuer” as defined in SEC Rule 3b-4 under the 1934 Act.

ITEM 6.       Selected Financial Data

Belmond Ltd. and Subsidiaries

	2018	2017	2016	2015	2014
	$’000	$’000	$’000	$’000	$’000

Revenue	576,836	560,999	549,824	551,385	585,715

Impairments(1)	(9,650)	(13,716)	(1,007)	(9,796)	(1,211)

Gain/(loss) on disposal of property, plant and equipment and equity method investments(2)	750	(153)	938	20,275	4,128

Earnings/(losses) from unconsolidated companies, net of tax (3)	9,355	(10,213)	11,013	9,075	9,484

(Losses)/earnings from continuing operations	(28,242)	(45,070)	35,401	17,388	2,047

Net (losses)/earnings from discontinued operations, net of tax(4)	(10)	122	1,032	(1,534)	(3,782)

Net (losses)/earnings	(28,252)	(44,948)	36,433	15,854	(1,735)

Net (earnings)/losses attributable to non-controlling interests	(204)	(87)	(109)	411	(145)

Net (losses)/earnings attributable to Belmond Ltd.	(28,456)	(45,035)	36,324	16,265	(1,880)

	2018	2017	2016	2015	2014
	$	$	$	$	$

Basic earnings per share:
(Losses)/earnings from continuing operations	(0.27)	(0.44)	0.35	0.17	0.02
Net earnings/(losses) from discontinued operations	—	—	0.01	(0.01)	(0.04)
Basic net (losses)/earnings per share attributable to Belmond Ltd.	(0.28)	(0.44)	0.36	0.16	(0.02)

Diluted earnings per share:
(Losses)/earnings from continuing operations	(0.27)	(0.44)	0.34	0.17	0.02
Net earnings/(losses) from discontinued operations	—	—	0.01	(0.01)	(0.04)
Diluted net (losses)/earnings per share attributable to Belmond Ltd.	(0.28)	(0.44)	0.35	0.16	(0.02)

Dividends per share	—	—	—	—	—

	2018	2017	2016	2015	2014
	$’000	$’000	$’000	$’000	$’000

Total assets	1,675,808	1,653,637	1,524,068	1,509,475	1,655,223

Total long-term debt and obligations under capital leases	759,978	707,159	591,052	582,892	604,689

Total shareholders’ equity	639,512	698,546	686,450	658,064	761,186

The above selected financial data should be read in conjunction with the information set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and related notes (Item 8).

(1)
The impairments in 2018 consisted of impairment of property, plant and equipment of $2,291,000 at Belmond Road to Mandalay and $2,484,000 at Belmond Governor's Residence, impairment of goodwill of $2,195,000 at Belmond Governor's Residence, $1,548,000 at Belmond La Résidence d’Angkor, $819,000 at Belmond Villa San Michele and $157,000 at Belmond Castello di Casole, and a favorable lease asset impairment of $156,000 at Belmond Governor’s Residence.

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

(2)	The 2018 gain was related to the recognition of the deferred gain in relation to the sale of Inn at Perry Cabin by Belmond in March 2014.

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

(3)
The 2018 losses from unconsolidated companies, net of tax, include $2,074,000, Belmond's equity share of an impairment charge recorded in Belmond Las Casitas del Colca, one of the five hotels owned by PBH, the Peruvian joint venture.

The 2017 losses from unconsolidated companies, net of tax, include $29,266,000, Belmond's equity share of an impairment charge recorded in Ferrocarril Transandino S.A. ("FTSA"), the Company's joint venture that has a concession from the Government of Peru to operate the track network in southern and southeastern Peru.

(4)	The results of Ubud Hanging Gardens and Porto Cupecoy have been presented as discontinued operations for all periods presented.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Belmond currently owns, partially-owns or manages 46 properties (including the Belmond Cadogan Hotel in London, England, which opened on February 28, 2019).

Belmond has six reportable segments: owned hotels in (1) Europe, (2) North America (including one stand-alone restaurant) and (3) Rest of world, (4) Owned trains and cruises, (5) Part-owned/ managed hotels and (6) Part-owned/ managed trains.

Hotels represent the largest part of Belmond’s business with the vast majority of the Company's revenues in 2018, 2017, and 2016, respectively, derived primarily from the Europe, North America and Rest of world segments.

Hotels consists of 30 deluxe hotels which were wholly or majority owned by Belmond or, in the case of Belmond Charleston Place, owned by a consolidated variable interest entity. Twelve of the owned hotels are located in Europe, six in North America and twelve in the rest of the world. In addition, Belmond owns and operates the stand-alone restaurant ‘21’ Club in New York which is included within the North America owned hotels segment. In May 2017, the Company acquired Cap Juluca, now rebranded as Belmond Cap Juluca, a 108-key resort on the Caribbean island of Anguilla, British West Indies. In February 2018, the Company acquired the Castello di Casole resort and estate in Tuscany, Italy. See Note 5 to the Financial Statements.

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

Belmond's owned trains and cruises segment consists of four European tourist trains, one river cruise ship in Myanmar and one French canal cruise business. In August 2016, the Company commenced the operations of Belmond Grand Hibernian, the first luxury overnight train traveling throughout the island of Ireland. On November 2, 2017, Belmond sold its interest in the entity that wholly owned Belmond Northern Belle and on November 6, 2017, the entity that leased Belmond Orcaella provided notice of termination to the owner in respect of its charter agreement, which resulted in a dispute that the parties resolved under a settlement agreement dated January 22, 2019.

Belmond's part-owned/managed trains segment consists of three train businesses in Southeast Asia and Peru which Belmond operates under management contracts. Belmond has unconsolidated equity interests in each of these train businesses. In May 2017, the Company launched, through Peru Rail, the Belmond Andean Explorer luxury sleeper train, located in Peru.

Sale to LVMH

On December 14, 2018, the Company announced that it had entered into an Agreement and Plan of Merger dated December 13, 2018 (the "Merger Agreement") with LVMH Moët Hennessy—Louis Vuitton SE ("LVMH"), Palladio Overseas Holding Limited, an indirect, wholly-owned subsidiary of LVMH ("Holding"), and Fenice Ltd., a wholly-owned subsidiary of Holding ("Merger Sub"), pursuant to which LVMH will acquire the Company. Under the Merger Agreement, the sale to LVMH will be effected by way of a merger of Merger Sub with and into the Company, with the Company being the surviving company in the merger and becoming a subsidiary of Holding.

The completion of the merger, which is expected to occur in the first half of 2019, is subject to the satisfaction or waiver of certain conditions, including the receipt of antitrust approvals in certain foreign jurisdictions and the absence of any law or governmental order prohibiting the merger. The Company held a special general meeting of its shareholders on February 14, 2019 at which time Belmond's shareholders approved the Merger Agreement and the merger. At the effective time of the merger, each issued and outstanding class A common share, par value $0.01 per share, of the Company, other than class A common shares that are held by the Company in treasury or that are owned by LVMH, Holding or Merger Sub or by any other direct or indirect subsidiary of LVMH or the Company, will be converted automatically and without any action by the holder of the class A common shares into the right to receive $25.00 per share in cash, without interest (and less any applicable withholding taxes). If the merger is completed, the Company will cease to be a publicly traded company and will become a subsidiary of Holding and an indirect subsidiary of LVMH. For further information on the risks relating to the sale of the Company, see Part 1—Item 1A—Risk Factors—Risks Related to the Sale of the Company. Additional information about the sale, the Merger Agreement and the merger, including circumstances under which the Merger Agreement can be terminated, as well as other terms and conditions, are set forth in the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018.

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

In 2018, same store RevPAR increased by 5% in U.S. dollars and 5% in constant currency. Average occupancy was 61% and ADR was $534. In 2017, same store RevPAR increased by 5% in U.S. dollars and 1% when measured in constant currency. Average occupancy was 61% and ADR was $510.

Business strategy

Subject to the constraints imposed by the Merger Agreement, Belmond plans to grow the business in the long term by:

•	driving top- and bottom-line growth at the Company's existing businesses,

•	continuing the Company's efforts to build brand awareness, and

•	positioning the Company for footprint expansion.

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

Impact of foreign currency exchange rate movements

As reported below in the comparisons of the 2018, 2017 and 2016 financial years under “Results of Operations”, Belmond has exposure arising from the impact of translating its global foreign currency earnings and expenses into U.S. dollars. Twelve of Belmond’s owned properties in 2018 operated in European euro territories, two in Brazilian real, one in South African rand, four in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue derived by Venice Simplon-Orient-Express was recorded primarily in British pounds sterling, but its operating costs were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Cap Juluca, Belmond Governor's Residence, Belmond La Résidence D'Angkor and Belmond Road to Mandalay were recorded in U.S. dollars.

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

Market capitalization

The Company’s class A common share price increased during 2018 to $25.03 at December 31, 2018, from $12.25 at December 31, 2017 and Belmond’s market capitalization increased to $2.58 billion at December 31, 2018, from $1.25 billion at December 31, 2017.

Results of Operations

Operating information for Belmond’s owned hotels for the years ended December 31, 2018, 2017 and 2016 is as follows:

Year ended December 31,	2018	2017	2016

Rooms Available
Europe	288,519	273,756	271,963
North America	231,875	255,862	256,726
Rest of world	372,678	374,478	376,952
Worldwide	893,072	904,096	905,641

Rooms Sold
Europe	181,465	176,129	175,060
North America	160,267	171,906	171,392
Rest of world	204,013	200,537	204,944
Worldwide	545,745	548,572	551,396

Occupancy (percentage)
Europe	63	64	64
North America	69	67	67
Rest of world	55	54	54
Worldwide	61	61	61

Average daily rate (in U.S. dollars)
Europe	812	740	676
North America	430	426	421
Rest of world	368	380	388
Worldwide	534	510	490

RevPAR (in U.S. dollars)
Europe	511	476	435
North America	297	286	281
Rest of world	201	203	211
Worldwide	326	309	298

2018 compared to 2017

			Change %
Year ended December 31,	2018	2017	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	510	476	7%	4%
North America	286	272	5%	5%
Rest of world	200	203	(1)%	4%
Worldwide	321	307	5%	5%

Same store RevPAR data for 2018 and 2017 excludes the operations of Belmond Castello di Casole, Tuscany, Italy that was acquired in February 2018. Its operations are included in the Europe segment. It also excludes the operations of Belmond Cap Juluca, Anguilla, British West Indies, which was acquired in May 2017 and Belmond La Samanna, St Martin, French West Indies, which were both closed for refurbishment following Hurricanes Irma and Jose in September 2017. Both of these operations are included in the North America segment. In addition, same store RevPAR data excludes the operations of Belmond Savute Elephant Lodge, Chobe Reserve, Botswana, which was closed for refurbishment from November 2017 to June 2018. Its operations are included in the Rest of world segment.

2017 compared to 2016

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)
Europe	476	435	9%	6%
North America	272	254	7%	7%
Rest of world	207	218	(5)%	(11)%
Worldwide	311	297	5%	1%

Same store RevPAR data for 2017 and 2016 excludes the operations of Belmond Cap Juluca, which was acquired in May 2017 and Belmond La Samanna, which closed for refurbishment following Hurricanes Irma and Jose in September 2017. Both of these operations are included in the North America segment. It also excludes the operations of Belmond Savute Elephant Lodge which closed for refurbishment in November 2017 and Belmond La Résidence d’Angkor, Siem Riep, Cambodia, which closed for refurbishment in May 2016 and reopened in November 2016. Both of these operations are included in the Rest of world segment.

Revenue

	2018	2017	2016
Year ended December 31,	$ millions	$ millions	$ millions

Revenue:
Owned hotels:
Europe	238.4	212.4	199.1
North America	132.3	149.3	145.9
Rest of world	122.2	124.2	130.3
Total owned hotels	492.9	485.9	475.3
Owned trains & cruises	70.8	63.2	59.3

Part-owned/managed hotels	2.3	1.0	4.4
Part-owned/managed trains	10.8	10.9	10.8
Total management fees	13.1	11.9	15.2

Revenue	576.8	561.0	549.8

2018 compared to 2017

Revenue was $576.8 million for the year ended December 31, 2018, an increase of $15.8 million or 3%, from $561.0 million for the year ended December 31, 2017. In constant currency, revenue for the year ended December 31, 2018 increased $14.8 million from the year ended December 31, 2017. Owned hotels revenue was $492.9 million for the year ended December 31, 2018, an increase of $7.0 million, or 1%, from $485.9 million for the year ended December 31, 2017. In constant currency, revenue for owned hotels for the year ended December 31, 2018 increased $8.0 million or 2% from the year ended December 31, 2017. The increase in owned hotels revenue was primarily due to a $16.4 million increase across Belmond's Italian portfolio, excluding Belmond Hotel Cipriani, Venice, Italy, which faced a non-Biennale year, and predominantly driven by the introduction of Belmond Castello di Casole, the hotel that was acquired in the first quarter of 2018 and opened under the Belmond flag in May 2018. There was also a $5.9 million increase at Belmond Hotel das Cataratas, Iguassu Falls, Brazil, following positive media coverage of the destination and the benefit of reduced visa restrictions in the country, a $3.6 million increase at Belmond Grand Hotel Europe, St. Petersburg, Russia, which benefited from recent capital investments and the football World Cup in July 2018, and a $2.5 million increase at Belmond Charleston Place, South Carolina, which continues to benefit from the popularity of the destination and enhanced revenue management strategies. This increase was offset by a decline in revenue of $14.8 million at Belmond La Samanna which was closed for refurbishment for the majority of the twelve months ended December 31, 2018 following damage sustained from the 2017 hurricanes that hit the region, and an $8.0 million decrease in revenue for ‘21’ Club, New York, which was closed for more than half of the twelve months ended December 31, 2018 following water damage from burst pipes in January 2018. Revenue from owned trains and cruises was $70.8 million for the year ended December 31, 2018, an increase of $7.6 million, or 12%, from $63.2 million for the year ended December 31, 2017. In constant currency, revenue for owned trains and cruises for the year ended December 31, 2018 increased $5.5 million or 8% from the year ended December 31, 2017 primarily due to a $9.3 million rise in revenue for the Venice Simplon-Orient-Express, which reported a strong year as it benefited from enhanced revenue management activities, media exposure and recent capital improvements. This increase was offset by the sale of the Belmond Northern Belle in November 2017, which contributed revenue of $4.2 million in the twelve months ended December 31, 2017.

2017 compared to 2016

Revenue was $561.0 million for the year ended December 31, 2017, an increase of $11.2 million, from $549.8 million for the year ended December 31, 2016. In constant currency, revenue for the year ended December 31, 2017 decreased $0.6 million from the year ended December 31, 2016. Owned hotels revenue was $485.9 million for the year ended December 31, 2017, an increase of $10.6 million, or 2%, from $475.3 million for the year ended December 31, 2016. In constant currency, revenue for owned hotels for the year ended December 31, 2017 decreased $3.6 million or 1% from the year ended December 31, 2016. The decrease in owned hotels revenue was primarily due to a $20.4 million or 28% decrease in revenue for the Company's two Brazilian properties due to a combination of the impact in the year ended December 31, 2017 of political and economic instability in the country and exceptionally high revenue in the year ended December 31, 2016 due to the 2016 Summer Olympic Games held in Rio de Janeiro. This was offset in part by a $2.8 million or 8% revenue increase at Belmond Hotel Cipriani and a $2.6 million or 10% revenue increase at Belmond Grand Hotel Europe. Additionally, Belmond Charleston Place recorded revenue growth of $6.0 million or 8% and Belmond Mount Nelson Hotel, Cape Town, South Africa increased revenue by $3.2 million or 18%. Belmond Hotel Cipriani benefited from the Biennale Arts Festival which takes place every other year in Venice, and Belmond Grand Hotel Europe's year-over-year growth was primarily due to increased revenue during the annual St. Petersburg International Economic Forum and the 2017 FIFA Confederations Cup. Belmond Charleston Place increased food and beverage revenue as a result of a new high-end sports pub that commenced operations in July 2016 and also an increase in group business. Belmond Mount Nelson Hotel increased occupancy and average room rate following refurbishment of the property that took place in 2016 and 2017. Revenue from owned trains and cruises was $63.2 million for the year ended December 31, 2017, an increase of $3.9 million, or 7%, from $59.3 million for the year ended December 31, 2016. In constant currency, revenue for owned trains and cruises for the year ended December 31, 2017 increased $6.2 million or 11% from the year ended December 31, 2016 due to a revenue increase of $4.0 million for Belmond Grand Hibernian, Ireland, as it commenced its first full year of operations and the Belmond Royal Scotsman train which grew revenue by $2.2 million or 39% as a result of generating higher-revenue charter business and the addition of a spa car and four new berths. Additionally, the Venice Simplon-Orient-Express train reported revenue increases of $2.0 million driven by promotional activity surrounding the release of the Hollywood movie 'Murder on the Orient Express' and Belmond British Pullman, London, England saw revenue increase by $1.4 million due to a higher number of charters operated in the year ended December 31, 2017. This was offset by a combined revenue decrease of $3.4 million at Belmond Road to Mandalay and Belmond Orcaella, the Company's two river cruise ships in Myanmar, as a result of decreased demand for tourism in the destination.

Segment performance

Segment performance is evaluated by the chief operating decision maker based upon adjusted EBITDA, which excludes gains/(losses) on disposal, impairments, restructuring and other special items, interest income, interest expense, foreign currency, tax (including tax on earnings from unconsolidated companies), depreciation and amortization and gains/(losses) on extinguishment of debt. Segment performance for the years 2018, 2017 and 2016 is analyzed as follows:

	2018	2017	2016
Year ended December 31,	$ millions	$ millions	$ millions

Adjusted EBITDA:
Owned hotels:
Europe	79.0	73.7	67.6
North America	38.1	29.8	29.4
Rest of world	24.6	24.5	33.1
Total owned hotels	141.7	128.0	130.1
Owned trains and cruises	13.5	4.4	4.3

Part-owned/managed hotels	7.6	6.8	6.3
Part-owned/managed trains	26.6	24.0	25.9
Total adjusted share of earnings from unconsolidated companies and management fees	34.2	30.8	32.2

Unallocated corporate costs:
Central costs	(36.5)	(33.4)	(30.8)
Share-based compensation	(6.0)	(5.8)	(7.6)

Adjusted EBITDA	146.9	124.0	128.2

	2018	2017	2016
Year ended December 31,	$ millions	$ millions	$ millions

Reconciliation from (losses)/earnings from continuing operations to adjusted EBITDA:
(Losses)/earnings from continuing operations	(28.2)	(45.1)	35.4
Depreciation and amortization	61.3	62.9	52.4
Gain on extinguishment of debt	—	—	(1.2)
Interest income	(1.3)	(1.1)	(0.9)
Interest expense	33.0	32.5	29.2
Foreign currency, net	3.8	3.0	(9.2)
Provision for income taxes	14.0	6.6	16.4
Share of provision for/(benefit from) income taxes of unconsolidated companies	7.1	(4.5)	5.7
	89.7	54.3	127.7
Insurance gains and deductibles	(11.6)	1.5
Labor restructuring cost (1)	13.9	—	—
Net operating losses at two Caribbean properties while closed	15.0	3.8	—
Cost to terminate right of first refusal and purchase option (2)	13.0	—	—
Strategic review costs (3)	8.5	—	—
Other restructuring and special items (4)	6.4	6.4	0.4
Acquisition-related costs (5)	0.9	14.0	—
(Gain)/loss on disposal of property, plant and equipment	(0.8)	0.2	(0.9)
Loss on disposal of property, plant and equipment in unconsolidated companies	0.2	—	—
Impairment of goodwill, property, plant and equipment and other assets(6)	9.7	13.7	1.0
Impairment of assets in unconsolidated companies (7)	2.1	30.1	—

Adjusted EBITDA	146.9	124.0	128.2

(1) Represents charges for employee termination costs and other associated costs to restructure the Company’s labor force at Belmond La Samanna.
(2) Represents estimated costs to terminate purchase rights previously held by Mr. James Sherwood, a former director of the Company, in respect of the Belmond Hotel Cipriani. See Note 23 to the Financial Statements.

(3) Represents legal, professional and other internal costs in relation to the Company's strategic review.
(4) Represents costs in relation to restructuring, severance and redundancy costs, pre-opening costs, and other items, net.
(5) Represents acquisition fees in relation to the purchase of Castello di Casole in February 2018 and Cap Juluca in May 2017.
(6) Represents an impairment charge at five, three and one owned properties in the years ended 31 December 2018, 2017 and 2016, respectively.
(7) Represents an impairment charge at one of the Company's Peru unconsolidated hotels and PeruRail unconsolidated company in the years ended December 2018 and 2017, respectively.

Owned hotels - Europe

Year ended December 31,	2018	2017	2016

Rooms Available	288,519	273,756	271,963
Rooms Sold	181,465	176,129	175,060
Occupancy (percentage)	63	64	64
Average daily rate (in U.S. dollars)	812	740	676
RevPAR (in U.S. dollars)	511	476	435

			Change %
Year ended December 31,	2018	2017	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	510	476	7%	4%

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	476	435	9%	6%

2018 compared to 2017

Revenue was $238.4 million for the year ended December 31, 2018, an increase of $26.0 million, or 12%, from $212.4 million for the year ended December 31, 2017. In constant currency, revenue for the region for the year ended December 31, 2018 increased $19.6 million, or 9%, due to growth across the portfolio, with the exception of Belmond Hotel Cipriani, which is in a non-biennale year. This growth was led by increases of $8.8 million at Belmond Castello di Casole, which was acquired in the first quarter of 2018 and was opened under the Belmond flag in May, $4.1 million at Belmond Grand Hotel Timeo, Taormina, Sicily which remained open for the full year ended December 31, 2018 for the first time to capitalize on a strong season, and $3.6 million at Belmond Grand Hotel Europe which benefited from recent capital investments and the football World Cup in July. ADR in U.S. dollar terms for the European owned hotels segment increased to $812 in the year ended December 31, 2018 from $740 in the year ended December 31, 2017. Occupancy decreased to 63% in the year ended December 31, 2018 from 64% in the year ended December 31, 2017. Same store RevPAR increased by 7% in U.S. dollars, to $510 in the year ended December 31, 2018 from $476 in the year ended December 31, 2017, an increase of 4% on a constant currency basis.

Adjusted EBITDA for the region for the year ended December 31, 2018 of $79.0 million represented an increase of $5.3 million, or 7%, from adjusted EBITDA of $73.7 million for the year ended December 31, 2017. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2018 increased $3.0 million or 4% from the year ended December 31, 2017. This was driven by an adjusted EBITDA increase of $1.9 million at Belmond Grand Hotel Timeo, a $1.4 million increase at Belmond Grand Hotel Europe, and a $0.8 million increase at Belmond Le Manoir aux Quat’Saisons, Oxfordshire, United Kingdom, due to an improved rate strategy and cost control, offset by a $1.2 million decrease at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA was 33% for the year ended December 31, 2018 compared to 35% for the year ended December 31, 2017.

2017 compared to 2016

Revenue was $212.4 million for the year ended December 31, 2017, an increase of $13.3 million from $199.1 million for the year ended December 31, 2016. In constant currency, revenue for the region for the year ended December 31, 2017 increased $8.1 million, or 4%, primarily due to a $5.6 million or 5% revenue increase for the Company's Italian hotels and a $2.6 million or 10% increase at Belmond Grand Hotel Europe. Revenue growth for the Company's Italian hotels was largely driven by the performance of Belmond Hotel Cipriani which benefited from the Biennale Arts Festival, which takes place every other year in Venice, and Belmond Hotel Splendido, Portofino, Italy which saw an increase in rates year-over-year following the addition of balconies to twelve of its rooms in March 2017. At Belmond Grand Hotel Europe, revenue increased during the annual St. Petersburg International Economic Forum and the 2017 FIFA Confederations Cup. ADR in U.S. dollar terms for the European owned hotels segment increased to $740 in the year ended December 31, 2017 from $676 in the year ended December 31, 2016. Occupancy remained flat at 64% in the year ended December 31, 2017 and December 31, 2016. Same store RevPAR increased by 9% in U.S. dollars, to $476 in the year ended December 31, 2017 from $435 in the year ended December 31, 2016.

Adjusted EBITDA for the region for the year ended December 31, 2017 of $73.7 million represented an increase of $6.1 million, or 9%, from adjusted EBITDA of $67.6 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2017 increased $4.4 million or 6% from the from the year ended December 31, 2016 primarily due to increases in adjusted EBITDA of $2.2 million or 32% at Belmond Grand Hotel Europe and $1.2 million or 11% at Belmond Hotel Cipriani. As a percentage of European owned hotels revenue, adjusted EBITDA increased slightly to 35% for the year ended December 31, 2017 compared to 34% for the year ended December 31, 2016.

Owned hotels - North America

Year ended December 31,	2018	2017	2016

Rooms Available	231,875	255,862	256,726
Rooms Sold	160,267	171,906	171,392
Occupancy (percentage)	69	67	67
Average daily rate (in U.S. dollars)	430	426	421
RevPAR (in U.S. dollars)	297	286	281

			Change %
Year ended December 31,	2018	2017	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	286	272	5%	5%

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	272	254	7%	7%

2018 compared to 2017

Revenue was $132.3 million for the year ended December 31, 2018, a decrease of $17.0 million, or 11%, from $149.3 million for the year ended December 31, 2017. In constant currency, revenue for the region for the year ended December 31, 2018 decreased $16.9 million or 11% from the year ended December 31, 2017. The decrease is attributable to a $14.8 million fall in revenue at Belmond La Samanna, which was closed for the majority of the twelve months ended December 31, 2018 following damage sustained from the 2017 hurricanes that hit the region, and an $8.0 fall in revenue at '21' Club after it was closed for more than half of the twelve months ended December 31, 2018 following water damage from burst pipes in January. This decline was offset by improvements in the twelve months ended December 31, 2018 of $2.5 million Belmond Charleston Place, which benefited from an increased ADR following enhanced revenue management activities and the positive effects of recent capital investment in the property, and $ 2.1 million at Belmond El Encanto, Santa Barbara, which faced reduced competition as two competitor hotels were closed for refurbishment after the December 2017 mudslides that occurred in the area. ADR for the North American owned hotels segment increased to $430 in the year ended December 31, 2018 from $426 in the year ended December 31, 2017. Occupancy increased to 69% in the year ended December 31, 2018 from 67% in the year ended December 31, 2017. Same store RevPAR (which excludes the operations of Belmond Cap Juluca, Anguilla, British West Indies and Belmond La Samanna) increased by 5% to $286 in the year ended December 31, 2018 from $272 in the year ended December 31, 2017.

Adjusted EBITDA for the region for the year ended December 31, 2018 of $38.1 million represented an increase of $8.3 million, or 28%, from $29.8 million for the year ended December 31, 2017. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2018 also increased $8.2 million from the year ended December 31, 2017, driven by improvements of $3.9 million at Belmond Charleston Place, $2.5 million at Belmond Cap Juluca, and $1.7 million at Belmond El Encanto. Operating losses of $8.7 million at Belmond La Samanna and $6.3 million at Belmond Cap Juluca have been added back to adjusted EBITDA for the year ended December 31, 2018 while the properties were closed for renovation for the majority of 2018. Also added back to adjusted EBITDA for the twelve months ended December 31, 2018 is a $1.2 million deductible related to the insurance cover at Belmond Charleston Place. Excluded from adjusted EBITDA in the year ended December 31, 2018 is a $1.6 million gain related to the receipt of insurance proceeds at '21' Club following water damage in the first quarter of 2018. As a percentage of revenue, adjusted EBITDA increased to 29% for the year ended December 31, 2018 from 20% the year ended December 31, 2017.

2017 compared to 2016

Revenue was $149.3 million for the year ended December 31, 2017, an increase of $3.4 million, or 2%, from $145.9 million for the year ended December 31, 2016. In constant currency, revenue for the region for the year ended December 31, 2017 increased $3.4 million or 2% from the year ended December 31, 2016, primarily due to revenue growth of $6.0 million or 8% at Belmond Charleston Place, where food and beverage revenue increased as a result of a new sports bar that commenced operations in July 2016 and an increase in group business. Additionally, the newly acquired Belmond Cap Juluca contributed $2.4 million in revenue prior to its closure for renovation at the end of August 2017, and '21' Club saw a $1.5 million or 9% increase in revenue in response to marketing campaigns and property improvements in 2017. Growth for these properties was offset by a $7.6 million or 32% decrease in revenue at Belmond La Samanna, which was negatively impacted by a decline in visitation and subsequent closure for refurbishment following the impact of Hurricanes Irma and Jose in September 2017. ADR for the North American owned hotels segment increased to $426 in the year ended December 31, 2017 from $421 in the year ended December 31, 2016. Occupancy remained flat at 67% in the years ended December 31, 2017 and 2016. Same store RevPAR (which excludes the operations of Belmond Cap Juluca and Belmond La Samanna) increased by 7% to $272 in the year ended December 31, 2017 from $254 in the year ended December 31, 2016.

Adjusted EBITDA for the region for the year ended December 31, 2017 of $29.8 million represented an increase of $0.4 million, or 1%, from $29.4 million for the year ended December 31, 2016. In constant currency, adjusted EBITDA for the region for the year ended December 31, 2017 increased $0.4 million or 1% from the year ended December 31, 2016, primarily as a result of a $2.9 million or 13% increase in adjusted EBITDA at Belmond Charleston Place offset by a $1.1 million decrease in adjusted EBITDA at Belmond El Encanto, which saw a decrease in adjusted EBITDA following the closure of the hotel for nearly three weeks during the Thomas Fire in Santa Barbara in December 2017. Operating losses of $1.4 million at Belmond La Samanna and $2.4 million at Belmond Cap Juluca have been added back to adjusted EBITDA while the properties are closed for renovation following the hurricanes. As a percentage of North American owned hotels revenue, adjusted EBITDA remained at 20% for the year ended December 31, 2017 and the year ended December 31, 2016.

Owned hotels - Rest of world

Year ended December 31,	2018	2017	2016

Rooms Available	372,678	374,478	376,952
Rooms Sold	204,013	200,537	204,944
Occupancy (percentage)	55	54	54
Average daily rate (in U.S. dollars)	368	380	388
RevPAR (in U.S. dollars)	201	203	211

			Change %
Year ended December 31,	2018	2017	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	200	203	(1)%	4%

			Change %
Year ended December 31,	2017	2016	Dollars	Constant currency

Same Store RevPAR (in U.S. dollars)	207	218	(5)%	(11)%

2018 compared to 2017

Revenue was $122.2 million for the year ended December 31, 2018, a decrease of $2.0 million, or 2%, from $124.2 million in the year ended December 31, 2017. In constant currency, revenue for the year ended December 31, 2018 increased $5.4 million or 5% from the year ended December 31, 2017. This is principally as a result of a $5.9 million increase in revenue at Belmond Hotel das Cataratas, following positive media coverage of the destination and a relaxing of visa restrictions in the country, and $1.4 million at Belmond Copacabana Palace, Rio de Janeiro, Brazil due to increased group revenue and the strong performance of its recently renovated "Pérgula" restaurant. These increases were offset by decreases of $1.4 million at Belmond Governor's Residence, Yangon, Myanmar as it faced increased competition and reduced visitor arrivals, and $1.1 million at Belmond Mount Nelson, which has been impacted by the adverse media coverage around the potential water crisis in Cape Town. ADR in U.S. dollar terms for the Rest of world segment decreased by 3% to $368 for the year ended December 31, 2018 from $380 in the year ended December 31, 2017. Occupancy increased to 55% in the year ended December 31, 2018 from 54% in the year ended December 31, 2017. Same store RevPAR in U.S. dollars (which excludes Belmond Savute Elephant Lodge) decreased by 1% to $200 for the year ended December 31, 2018 from $203 in the year ended December 31, 2017, an increase of 4% on a constant currency basis.

Adjusted EBITDA for the region for the year ended December 31, 2018 of $24.6 million represented an increase of $0.1 million, from $24.5 million for the year ended December 31, 2017. In constant currency, adjusted EBITDA for the region increased $1.0 million or 4% from the year ended December 31, 2017, primarily as a result of a $2.6 million increase in adjusted EBITDA at Belmond Hotel das Cataratas, offset by a decrease in adjusted EBITDA of $1.5 million at Belmond Mount Nelson. As a percentage of Rest of world owned hotels revenue, adjusted EBITDA was 20% for both the years ended December 31, 2018 and 2017.

2017 compared to 2016

Revenue was $124.2 million for the year ended December 31, 2017, a decrease of $6.1 million, or 5%, from $130.3 million for the year ended December 31, 2016. In constant currency, revenue for the year ended December 31, 2017 decreased $15.1 million or 11% from the year ended December 31, 2016, primarily due to a $20.4 million or 28% decrease in revenue for the Company's two Brazilian properties due to a combination of the impact in the year ended December 31, 2017 of political and economic instability in the country and exceptionally high revenue in the year ended December 31, 2016 due to the 2016 Summer Olympic Games held in Rio de Janeiro. Partially offsetting this decrease was revenue growth of $3.2 million or 18% at Belmond Mount Nelson Hotel, $1.6 million or 20% at Belmond Safaris, and $1.4 million or 49% at Belmond La Résidence d'Angkor, Siem Riep, Cambodia, all of which have benefited from the Company's project capital expenditure in recent years. Belmond La Résidence d'Angkor also saw high revenue growth compared to 2016 when it was closed for refurbishment from May to November. ADR in U.S. dollar terms for the Rest of world segment decreased by 2% to $380 for the year ended December 31, 2017 from $388 in the year ended December 31, 2016. Occupancy remained flat at 54% in the year ended December 31, 2017 and December 31, 2016. Same store RevPAR (which excludes Belmond Savute Elephant Lodge and Belmond La Résidence d'Angkor) decreased by 5% to $207 in the year ended December 31, 2017 from $218 in the year ended December 31, 2016, a decrease of 11% on a constant currency basis.

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

Owned trains and cruises

2018 compared to 2017

Revenue was $70.8 million in the year ended December 31, 2018, an increase of $7.6 million, or 12%, from $63.2 million in the year ended December 31, 2017. In constant currency, revenue increased $5.5 million or 8% primarily driven by an increase in revenue of $9.3 million for the Venice Simplon-Orient-Express which has continued a strong year as it benefits from recent capital improvements, enhanced revenue management activities and media exposure. This increase was offset by the sale of the Belmond Northern Belle and the termination of the lease for Belmond Orcaella in the previous year, which contributed revenue of $4.2 million and $1.1 million, respectively, in the twelve months ended December 31, 2017.

Owned trains and cruises reported adjusted EBITDA of $13.5 million for the year ended December 31, 2018, an increase of $9.1 million, from $4.4 million for the year ended December 31, 2017. In constant currency, adjusted EBITDA increased $8.8 million from the year ended December 31, 2017, largely due to an increase of $6.4 million at Venice Simplon-Orient-Express, and the termination of the lease for Belmond Orcaella, which contributed losses of $1.0 million in the year ended December 31, 2017.

2017 compared to 2016

Revenue was $63.2 million in the year ended December 31, 2017, an increase of $3.9 million, or 7%, from $59.3 million in the year ended December 31, 2016. In constant currency, revenue increased $6.2 million or 11% primarily as a result of the Belmond Grand Hibernian train, which commenced its first full year of operations in 2017 and contributed an increase of $4.0 million for the year ended December 31, 2017. The Belmond Royal Scotsman train grew revenue by $2.2 million or 39% year-over-year primarily as a result of generating higher-revenue charter business and the addition of a spa car and four new berths. Additionally, the Venice Simplon-Orient-Express train saw revenue increases of $2.0 million driven by promotional activity surrounding the release of the Hollywood movie 'Murder on the Orient Express' and the Belmond British Pullman train saw revenue increase by $1.4 million due to a higher number of charters operated in the year ended December 31, 2017. This was offset by a combined revenue decrease of $3.4 million at Belmond Road to Mandalay and Belmond Orcaella, the Company's two river cruise ships in Myanmar, as a result of decreased demand for tourism in the destination.

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

Part-owned/managed hotels

2018 compared to 2017

Revenue was $2.3 million in the year ended December 31, 2018, an increase of $1.3 million, from $1.0 million in the year ended December 31, 2017. In constant currency, revenue for Part-owned/managed hotels increased $1.4 million, due to a larger provision made in the prior-year against management and reservation fees at Inn at Perry Cabin by Belmond, St Michaels, Maryland in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the property for each of the 2017 and 2018 fiscal years.

Adjusted EBITDA for Part-owned/managed hotels for the year ended December 31, 2018 of $7.6 million represented an increase of $0.8 million or 12% from earnings of $6.8 million for the year ended December 31, 2017. In constant currency, adjusted EBITDA for Part-owned/ managed hotels increased $0.9 million or 13%, due to occupancy-driven growth and improved performance at the Peruvian hotel joint venture of $1.0 million.

2017 compared to 2016

Revenue was $1.0 million in the year ended December 31, 2017, a decrease of $3.4 million, or 77%, from $4.4 million in the year ended December 31, 2016. In constant currency, revenue for Part-owned/managed hotels decreased $3.4 million or 76%, largely due to a provision made against management and reservation fees at Inn at Perry Cabin by Belmond, in respect of an agreement entered into on April 7, 2017 pursuant to which Belmond agreed to guarantee specified budgeted EBITDA levels earned by the property for each of the 2017 and 2018 fiscal years.

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

Part-owned/managed trains

2018 compared to 2017

Revenue was $10.8 million in the year ended December 31, 2018, a decrease of $0.1 million, or 1%, from $10.9 million in the year ended December 31, 2017. In constant currency, revenue for Part-owned/managed trains also decreased $0.1 million.

Adjusted EBITDA for Part-owned/managed trains for the year ended December 31, 2018 of $26.6 million represented an increase of $2.6 million or 11% from $24.0 million for the year ended December 31, 2017. In constant currency, adjusted EBITDA for Part-owned/managed trains increased $2.7 million, due to an adjusted EBITDA increase of $2.5 million or 10% for the Company's Peruvian train joint venture, PeruRail, due to an insurance recovery and improved operating performance.

2017 compared to 2016

Revenue was $10.9 million in the year ended December 31, 2017, an increase of $0.1 million, or 1%, from $10.8 million in the year ended December 31, 2016. In constant currency, revenue for Part-owned/managed trains also increased $0.1 million or 1%.

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

Unallocated corporate costs

2018 compared to 2017

Adjusted central costs were $42.5 million for the year ended December 31, 2018 (including $6.0 million of non-cash share-based compensation expense), an increase of $3.3 million, or 8%, from $39.2 million in the year ended December 31, 2017 (including $5.8 million of non-cash share-based compensation expense). In constant currency, adjusted central costs increased $2.3 million, mainly due to increased development and other corporate headcount to support the strategic growth plan. As a percentage of revenue, adjusted central costs were 7% for both the year ended December 31, 2018 and the year ended December 31, 2017.

2017 compared to 2016

Adjusted central costs were $39.2 million for the year ended December 31, 2017 (including $5.8 million of non-cash share-based compensation expense), a decrease of $0.8 million, or 2%, from $38.4 million for the year ended December 31, 2016 (including $7.6 million of non-cash share-based compensation expense). In constant currency, adjusted central costs increased $1.5 million or 4%, mainly due to increased development and other corporate headcount to support the strategic growth plan. As a percentage of revenue, adjusted central costs were 7% for both the year ended December 31, 2017 and the year ended December 31, 2016.

Depreciation and amortization

2018 compared to 2017

Depreciation and amortization was $61.3 million for the year ended December 31, 2018, a decrease of $1.6 million, or 3%, from $62.9 million in the year ended December 31, 2017. Depreciation and amortization as a percentage of revenue remained flat at 11% for the years ended December 31, 2018 and 2017.

2017 compared to 2016

Depreciation and amortization was $62.9 million in the year ended December 31, 2017, an increase of $10.5 million, or 20% from $52.4 million in the year ended December 31, 2016, primarily as a result of the completion of several capital projects and accelerated depreciation charge to write off assets that are expected to be replaced. Depreciation and amortization as a percentage of revenue increased to 11% for the year ended December 31, 2017 from 10% for the year ended December 31, 2016.

Impairment of goodwill

2018 compared to 2017

A goodwill impairment charge of $4.7 million was recorded in the year ended December 31, 2018. This consisted of $2.2 million at Belmond Governor’s Residence as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country related to the Rohingya crisis, $1.5 million at Belmond La Résidence d’Angkor due to slower than anticipated growth, $0.8 million at Belmond Villa San Michele, Florence, Italy as a result of lower than anticipated performance and a reduction in group business, and $0.2 million at Belmond Castello di Casole due to lower than anticipated cash flows. A goodwill impairment charge of $5.5 million was recorded in the year ended December 31, 2017 at Belmond Cap Juluca due to a significant adverse change in the use and physical condition of the hotel following Hurricanes Irma and Jose in September 2017. See Note 10 to the Financial Statements.

2017 compared to 2016

A goodwill impairment charge of $5.5 million was recorded in the year ended December 31, 2017 at Belmond Cap Juluca due to a significant adverse change in the use and physical condition of the hotel following Hurricanes Irma and Jose in September 2017. There were no impairments of goodwill in the year ended December 31, 2016.

Impairment of property, plant and equipment and other assets

2018 compared to 2017

There was a $4.9 million impairment charge of property, plant and equipment and other assets in the year ended December 31, 2018. This consisted of $2.5 million at Belmond Governor’s Residence and $2.3 at Belmond Road to Mandalay as a result of a fall in tourist arrivals in Myanmar due to negative perceptions of the country. There was also a non-cash favorable lease asset impairment of $0.2 million at Belmond Governor’s Residence. There was a $8.2 million impairment of property, plant and equipment in the year ended December 31, 2017. This consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at Belmond Northern Belle due to forecasted lower demand. See Note 9 to the Financial Statements.

     2017 compared to 2016

There was a $8.2 million impairment charge of property, plant and equipment in the year ended December 31, 2017. This consisted of $7.1 million at Belmond Road to Mandalay as a result of increased competition and anticipated lower occupancy levels and $1.1 million at Belmond Northern Belle due to forecasted lower demand. There was a $1.0 million impairment of property, plant and equipment in the year ended December 31, 2016 which related to Belmond Orcaella.

Other operating income

2018 compared to 2017

Other operating income was $16.9 million for the year ended December 31, 2018, an increase from $Nil in the year ended December 31, 2017. The income relates to a business interruption gain of $11.2 million at Belmond La Samanna following lost profits as a result of Hurricanes Irma and Jose, $2.7 million in relation to the insurance gain at '21' Club following water damage from burst pipes in January 2018, $1.2 million at Belmond Castello di Casole due to the change in fair value of contingent consideration recognized on the acquisition, and Belmond El Encanto, Belmond Charleston Place and Belmond’s three safari camps in Botswana also recorded income from combined business interruption insurance gains of $1.8 million.

2017 compared to 2016

Other operating income was $Nil for both years ended December 31, 2017 and 2016.

Gain on extinguishment of debt

2018 compared to 2017

For the years ended December 31, 2018 and 2017, there was no gain on extinguishment of debt.

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

Interest income, interest expense and foreign currency, net

2018 compared to 2017

Interest income, interest expense and foreign currency, net was an expense of $35.5 million for the year ended December 31, 2018, an increase of $1.1 million, or 3%, from an expense of $34.4 million for the year ended December 31, 2017. The increase in net expense was primarily due to a $0.7 million increase in the foreign exchange loss for the year ended December 31, 2018 compared to the year ended December 31, 2017 due to the depreciation of the Russian rouble and Brazilian real against the U.S. dollar.

2017 compared to 2016

Interest income, interest expense and foreign currency, net was an expense of $34.4 million for the year ended December 31, 2017, an increase of $15.3 million, or 80%, from an expense of $19.1 million for the year ended December 31, 2016. The increase in net expense was primarily due to a foreign exchange loss of $3.0 million that was recognized in the year ended December 31, 2018 compared to a foreign exchange gain of $9.2 million in the year ended December 31, 2017 as a result of volatility in the British pound foreign exchange rate against the U.S. dollar over the last two years.

Provision for income taxes

2018 compared to 2017

The provision for income taxes was $14.0 million in the year ended December 31, 2018, an increase of $7.4 million, from a provision for income taxes of $6.6 million in the year ended December 31, 2017. The increase in tax provision is mainly as a result of net tax credits in the U.S. in the year ended December 31, 2017 of $10.2 million, which included a deferred tax benefit of $19.8 million, following a reduction in the U.S. corporate tax rate from 35 to 21 per cent, effective January 1, 2018.

2017 compared to 2016

The provision for income taxes was $6.6 million in the year ended December 31, 2017, a decrease of $9.8 million, or 60%, from a provision for income taxes of $16.4 million in the year ended December 31, 2016. This was mainly as a result of a decrease in deferred tax liabilities of $19.8 million following a reduction in the corporate tax rate in the U.S. from 35 to 21 percent effective January 1, 2018, following enactment of the Tax Cuts and Jobs Act of 2017. The tax charge for the year ended December 31, 2016 included a benefit of $3.4 million in respect of uncertain tax positions following settlements agreed in October 2016. See Note 15 to the Financial Statements.

Gain/(loss) on disposal of property, plant and equipment

2018 compared to 2017

A gain on disposal of $0.8 million was recognized in the year ended December 31, 2018 compared with a $0.2 million loss in the year ended December 31, 2017. The gain in the year ended December 31, 2018 relates to the recognition of the deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond managed under a management contract. On April 27, 2018, the owner of Inn at Perry Cabin by Belmond notified the Company that the owner was exercising its special right to an early termination under the hotel's management agreement, which was effective as of the end of 2018. Under this provision, the owner is entitled to an early termination of the ten year management agreement at December 31, 2018 without cause, conditioned solely upon it repaying all remaining unamortized key money to Belmond. On December 31, 2018, Belmond made a single net payment of $0.2 million to the owner of Inn at Perry Cabin by Belmond in full settlement of any remaining unamortized key money owed to Belmond and Belmond's guarantee to the owner of specified budgeted EBITDA levels earned by the property.

2017 compared to 2016

A loss on disposal of $0.2 million was recognized in the year ended December 31, 2017 compared with a $0.9 million gain in the year ended December 31, 2016. The loss in the year ended December 31, 2017 relates to the sale of Belmond Northern Belle in November 2017, offset by the recognition of the $0.6 million deferred gain following the March 2014 sale of Inn at Perry Cabin by Belmond, which Belmond managed under a management contract. The gain in the year ended December 31, 2016 relates to the deferred gain following the sale of Inn at Perry Cabin by Belmond, with the remainder relating to the gain on sale of the spa building at Belmond Casa de Sierra Nevada, Mexico in September 2016.

Earnings/(losses) from unconsolidated companies, net of tax

2018 compared to 2017

Earnings from unconsolidated companies, net of tax were $9.4 million in the year ended December 31, 2018, an increase of $19.6 million from losses of $10.2 million in the year ended December 31, 2017. This is due to Belmond's share of impairment charge in the Company's FTSA joint venture of $29.3 million, offset by the corresponding decrease in deferred tax liabilities of $8.6 million in the year ended December 31, 2017. See below for further information. Additionally, there was an insurance recovery at the Company's PeruRail joint venture and improved operating performance at both PeruRail and Peru hotel joint ventures.

2017 compared to 2016

Losses from unconsolidated companies, net of tax were $10.2 million in the year ended December 31, 2017, a decrease of $21.2 million from earnings of $11.0 million in the year ended December 31, 2016. An impairment charge of $58.5 million was recorded in FTSA, the Company's joint venture that has a concession from the Government of Peru to operate the track network in the southern and southeastern Peru. Belmond's equity share of this impairment was $29.3 million which is recorded in share of earnings from unconsolidated companies and was added back to adjusted EBITDA. The concession had an initial term of 30 years from 1999 with the option to apply for six 5-year extensions. In December 2017 the joint venture received a denial of its third extension request. As a result, the joint venture could no longer conclude that the remaining three extensions are probable and therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 17 years were remaining as of December 31, 2017. This triggered an impairment test of the assets within the joint venture and the shorter time period over which to recover the carrying value of the assets led to the impairment charge being recorded in the year ended December 31, 2017. The life of the concession is now expected to expire in 2034. The Company is also a 50% owner of the PeruRail joint venture, which operates and manages rolling stock, including the Belmond Andean Explorer and Belmond Hiram Bingham, and is not anticipated to be impacted by the shortening of the expected FTSA concession life as it can continue to run trains on the track after the conclusion of FTSA's concession. The impairment resulted in a deferred tax benefit of $17.3 million, of which Belmond’s equity share represents $8.6 million and as such deferred tax liabilities are reduced by this amount.

Net (losses)/earnings from discontinued operations

2018 compared to 2017

Net losses from discontinued operations for the year ended December 31, 2018 were nil, compared to net earnings of $0.1 million for the year ended December 31, 2017. Net earnings from discontinued operations for the year ended December 31, 2017 consist largely of the reimbursement of legal fees in relation to Ubud Hanging Gardens, as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Notes 6 and 21 to the Financial Statements.

2017 compared to 2016

Net earnings from discontinued operations for the year ended December 31, 2017 were $0.1 million, compared to net earnings of $1.0 million for the year ended December 31, 2016. Net earnings from discontinued operations for the year ended December 31, 2017 consist largely of the reimbursement of legal fees in relation to Ubud Hanging Gardens, Bali as Belmond is pursuing legal remedies following its dispossession by the owner in November 2013.

Net earnings from discontinued operations for the year ended December 31, 2016 comprised of the reimbursement of legal fees in relation to Ubud Hanging Gardens and residual operating losses from Porto Cupecoy which was sold in January 2013. See Notes 6 and 21 to the Financial Statements.

Net (losses)/earnings

2018 compared to 2017

The net losses attributable to Belmond Ltd. for the year ended December 31, 2018 were $28.5 million ($0.28 per common share) on revenue of $576.8 million, compared with net losses of $45.0 million ($0.44 per common share) on revenue of $561.0 million in the year ended December 31, 2017. The decrease in net losses is due to a 3% increase in revenue for the Company, a $19.6 million increase in earnings from unconsolidated companies, net of tax, as a result of the impairment charge at the Company's FTSA joint venture recorded in the year ended December 31, 2017, and a $16.9 million increase in other operating income from insurance gains mainly from Belmond La Samanna, '21' Club and Belmond Charleston Place. This growth is offset by an increase of $7.4 million in the tax provision for the Company, a one-off charge of $13.9 million to restructure the Company’s labor force at Belmond La Samanna, and $8.5 million of expenses and fees for professional services related to the board's review of strategic alternatives for the year ended December 31, 2018.

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

Other comprehensive income: Foreign currency translation adjustments, net

2018 compared to 2017

Foreign currency translation adjustments for the year ended December 31, 2018 were a loss of $39.9 million compared to a gain of $48.8 million for the year ended December 31, 2017 primarily due to the retranslation of Belmond’s net investment in subsidiary accounts denominated in foreign currencies into the Company’s reporting currency of U.S. dollars.

The loss in the year ended December 31, 2018 was due to the depreciation of all of Belmond's operating currencies against the U.S. dollar from the rates at December 31, 2017. In particular, the 17%, 15%, 6% and 4% depreciation of the Russian ruble, Brazilian real, British pound and euro against the U.S. dollar, respectively, negatively impacted the carrying value of Belmond's net investments denominated in those currencies.

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

Liquidity and Capital Resources

Overview

Belmond's primary short-term cash needs include payment of compensation, general business expenses, capital commitments and contractual payment obligations, which include principal and interest payment on its debt facilities. Long-term liquidity needs may include existing and ongoing property refurbishments, potential investment in strategic acquisitions, and the repayment of long-term debt. At December 31, 2018, total debt and obligations under capital leases, including debt of consolidated variable interest entities, amounted to $773.6 million (2017 - $724.2 million), including a current portion of $6.3 million (2017 - $6.4 million). See Note 12 to the Financial Statements. Additionally, Belmond had capital commitments at December 31, 2018 amounting to $21.2 million (2017 - $19.5 million).

Belmond had cash and cash equivalents of $108.4 million at December 31, 2018, compared to $180.2 million at December 31, 2017. In addition, Belmond had restricted cash balances of $3.4 million, of which $1.9 million is classified as restricted cash on the balance sheet and $1.5 million is classified in other assets (2017 - $3.9 million, of which $3.1 million is classified as restricted cash and $0.8 million is classified in other assets). At December 31, 2018, there were undrawn amounts available to Belmond under committed short-term lines of credit of $83.4 million (2017 - $100.6 million), bringing total cash availability at December 31, 2018 to $191.8 million (2017 - $280.8 million), excluding restricted cash. When assessing liquidity, Belmond management considers the availability of those cash resources held within local business units to meet the strategic needs of Belmond.

At December 31, 2018, Belmond had $6.3 million of scheduled debt repayments due within one year. Belmond expects to meet these repayments and fund working capital and capital expenditure commitments for the foreseeable future from cash resources, operating cash flow and available committed borrowing.

In order to ensure that Belmond has sufficient liquidity for the future, Belmond’s cash flow projections and available funds are reviewed with the Company’s board of directors on a regular basis.

Recent Events Affecting Belmond's Liquidity and Capital Resources

On December 14, 2018, the Company announced that it had entered into an Agreement and Plan of Merger dated December 13, 2018 (the "Merger Agreement") with LVMH Moët Hennessy—Louis Vuitton SE ("LVMH"), Palladio Overseas Holding Limited, an indirect, wholly-owned subsidiary of LVMH ("Holding"), and Fenice Ltd., a wholly-owned subsidiary of Holding ("Merger Sub"), pursuant to which LVMH will acquire the Company. Under the Merger Agreement, the sale to LVMH will be effected by way of a merger of Merger Sub with and into the Company, with the Company being the surviving company in the merger and becoming a subsidiary of Holding.

The completion of the merger, which is expected to occur in the first half of 2019, is subject to the satisfaction or waiver of certain conditions, including the receipt of antitrust approvals in certain foreign jurisdictions and the absence of any law or governmental order prohibiting the merger. The Company held a special general meeting of its shareholders on February 14, 2019 at which time Belmond's shareholders approved the Merger Agreement and the merger. At the effective time of the merger, each issued and outstanding class A common share, par value $0.01 per share, of the Company, other than class A common shares that are held by the Company in treasury or that are owned by LVMH, Holding or Merger Sub or by any other direct or indirect subsidiary of LVMH or the Company, will be converted automatically and without any action by the holder of the class A common shares into the right to receive $25.00 per share in cash, without interest (and less any applicable withholding taxes). If the merger is completed, the Company will cease to be a publicly traded company and will become a subsidiary of Holding and an indirect subsidiary of LVMH. For further information on the risks relating to the sale of the Company, see Part 1—Item 1A—Risk Factors—Risks Related to the Sale of the Company. Additional information about the sale, the Merger Agreement and the merger, including circumstances under which the Merger Agreement can be terminated, as well as other terms and conditions, are set forth in the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018.

Under the Merger Agreement, the Company is restricted from taking certain actions without LVMH's consent while the sale to LVMH is pending, including, among other matters, from making certain investments or acquisitions and selling certain assets, engaging in certain capital expenditures, and incurring certain indebtedness.

During the year ended December 31, 2018, expenses and fees for professional services related to the board's review of strategic alternatives of $8.5 million were recognized within selling, general and administrative expenses in the statements of consolidated operations. If the Merger is consummated, the Company expects to incur additional costs related to the board's review of strategic alternatives which may be material. If the Merger Agreement is terminated under certain specified circumstances, Belmond may be required to pay to LVMH a termination fee equal to $92.3 million under the terms of the Merger Agreement.

On June 22, 2018, Charleston Center LLC amended its secured loan of $112.0 million increasing the amount of the loan to $160.0 million and extending its maturity from August 27, 2019 to June 22, 2021. The amended loan continues to bear interest at a rate of LIBOR plus 2.35% per annum. The loan has no amortization and is non-recourse to Belmond.

In March 2018, Belmond made drawdowns totaling $38.9 million on its revolving credit facility (the “Revolving Credit Facility”). In May 2018, Belmond repaid $1.2 million and in July 2018, all outstanding borrowings under the Revolving Credit Facility were repaid. In December 2018, Belmond made drawdowns of €15.0 million (equivalent to $17.2 million as at December 31, 2018) on its Revolving Credit Facility leaving an undrawn balance of $82.8 million.

On July 3, 2017 Belmond entered into an Amended and Restated Credit Agreement, between Belmond and its senior secured lenders, (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million secured term loan (the "Term Loan Facility") that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022 (together the "Secured Credit Facilities"). The proceeds from the Term Loan Facility were recognized as cash and used to repay all outstanding funded debt including the $45.0 million that had been drawn under the prior revolving credit facility, but not the debt of Charleston Centre LLC, a consolidated VIE, or the debt of Belmond’s unconsolidated joint venture companies. A loss on modification of debt of $0.7 million was recognized in the year ended December 31, 2017. The loss consisted of unamortized debt issuance costs relating to the Amended and Restated Credit Agreement.

On February 7, 2018, Belmond acquired Castello di Casole, a 39-key resort and estate in Tuscany, Italy for a total transaction value of €40.2 million (equivalent to $49.3 million at February 7, 2018), including a cash purchase price of €38.3 million ($46.9 million), contingent consideration of €1.0 million ($1.2 million) and acquisition-related costs of €0.9 million ($1.1 million). The acquisition was funded from existing cash reserves. See Note 5 to the Financial Statements.

On May 26, 2017, Belmond acquired Cap Juluca, a 96-key luxury resort on the Caribbean island of Anguilla, British West Indies for a total transaction value of $84.8 million, including an aggregate cash purchase price of $68.7 million and acquisition-related costs of $14.0 million, but excluding a working capital credit of $2.1 million. The acquisition was funded from existing cash reserves and $45.0 million of borrowings under the Company’s prior revolving credit facility, which was repaid under the Amended and Restated Credit Agreement. See Notes 5 and 12 to the Financial Statements.

In March 2015, Belmond’s board of directors approved a program enabling the Company to repurchase its shares of class A common shares up to the value of $75.0 million. There were no shares repurchased or retired during the years ended December 31, 2018 and 2017. During the year ended December 31, 2016, Belmond repurchased and retired 233,393 shares of class A common shares at a weighted average price of $8.54 per share and an aggregate purchase price of approximately $2.0 million. The shares repurchased represented approximately 0.2% of the Company's total shares of class A common stock outstanding prior to the repurchase. To date the Company has acquired 3,574,667 shares of class A common stock for consideration of $40.0 million.

Covenant Compliance

At December 31, 2018, Belmond was financed with a $595.8 million Term Loan Facility and a $100.0 million Revolving Credit Facility which is undrawn. The Amended and Restated Credit Agreement limits Belmond’s ability to incur additional debt unless a covenant is met. The covenant is measured on the performance of the consolidated group. The Amended and Restated Credit Agreement removed a minimum interest coverage ratio covenant that had previously applied to the Company and increased the net leverage ratio permitted in the covenant test. The maximum net leverage test is measured quarterly based on Belmond’s trailing 12 months results. In addition, there is third party bank debt held by consolidated variable interest entities of $160.6 million relating to Charleston Center LLC. This loan contains two financial covenants, a minimum interest cover test and minimum debt service ratio, both measured quarterly based on the trailing 12 months results of Charleston Center LLC. Belmond was in compliance with its covenants as at 31 December 2018.

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

Working Capital

Current assets less current liabilities, including the current portion of long-term debt, resulted in a working capital surplus of $19.4 million at December 31, 2018 (December 31, 2017 - $132.3 million).

Cash Flow - Sources and Uses of Cash

At December 31, 2018 and 2017, Belmond had cash and cash equivalents of $108.4 million and $180.2 million, respectively. In addition, Belmond had restricted cash balances of $3.4 million (of which $1.9 million is classified as current restricted cash on the consolidated balance sheet and $1.5 million is classified in other assets) and $3.9 million (of which $3.1 million is classified as current restricted cash on the consolidated balance sheet and $0.8 million is classified in other assets) as of December 31, 2018 and December 31, 2017, respectively.

Operating Activities. Net cash provided by operating activities for the year ended December 31, 2018 was $79.7 million compared to $52.0 million for the year ended December 31, 2017 and $60.8 million for the year ended December 31, 2016.

The primary driver of operating cash flows is the result for the period, adjusted for any non-cash components. Net losses from continuing operations were $28.2 million for the year ended December 31, 2018, an improvement of $16.9 million compared to losses of $45.1 million for the year ended December 31, 2017 primarily due to other operating income of $16.9 million recorded in the year ended December 31, 2018 which mostly related to insurance. In addition, earnings from unconsolidated companies were $9.4 million for the year ended December 31, 2018, compared to losses from unconsolidated companies of $10.2 million for the year ended December 31, 2017, largely as a result of a large impairment charge recorded in one of the Company's unconsolidated companies in the year ended December 31, 2017. See Note 8 to the Financial Statements. The provision for income taxes in the year ended December 31, 2018 was $14.0 million, compared to $6.6 million in the year ended December 31, 2017. Non-cash items affecting the calculation of net cash provided by operating activities included the impairment of property, plant and equipment and other assets of $4.9 million relating to Belmond Governor's Residence and Belmond Road To Mandalay recorded during the year ended December 31, 2018, compared to an $8.2 million impairment of property, plant and equipment in the year ended December 31, 2017 related to Belmond Road to Mandalay and Belmond Northern Belle. There was an impairment of goodwill of $4.7 million related to Belmond Governor's Residence, Belmond La Résidence d'Angkor, Belmond Villa San Michele and Belmond Castello di Casole during the year ended December 31, 2018, compared to an impairment of goodwill of $5.5 million in the year ended December 31, 2017 related to Belmond Cap Juluca. Operating cash flows were also affected by insurance proceeds relating to business interruption losses that totaled $16.4 million in the year ended December 31, 2018 compared to $1.5 million in the year ended December 31, 2017.
Net losses from continuing operations were $45.1 million for the year ended December 31, 2017, a decrease of $80.5 million compared to earnings of $35.4 million for the year ended December 31, 2016. Non-cash items affecting the calculation of net cash provided by operating activities included an impairment of property, plant and equipment of $8.2 million relating to Belmond Road to Mandalay and Belmond Northern Belle recorded during the year ended December 31, 2017 compared to a $1.0 million impairment of property, plant and equipment in the year ended December 31, 2016 related to Belmond Orcaella. In addition, there was an impairment of goodwill of $5.5 million related to Belmond Cap Juluca during the year ended December 31, 2017, compared to no goodwill impairment charge in the year ended December 31, 2016. There was a $1.2 million gain on extinguishment of debt and a $14.3 million cash outflow to settle accrued interest on Charleston Center LLC’s 1984 development loan from a municipal agency in the year ended December 31, 2016, which did recur in the year ended December 31, 2017. In addition, losses from unconsolidated companies were $10.2 million for the year ended December 31, 2017, compared to earnings from unconsolidated companies of $11.0 million for the year ended December 31, 2016, largely as a result of an impairment charge recorded in one of the Company's unconsolidated companies. See Note 8 to the Financial Statements. Lastly, operating cash flows were affected by the fact that net losses from continuing operations for the year ended December 31, 2017, included a non-cash loss from foreign currency translation of $3.0 million, compared to a non-cash gain from foreign currency translation of $9.2 million for the year ended December 31, 2016.

Investing Activities. Net cash used in investing activities for the year ended December 31, 2018 was $207.2 million compared to $120.8 million for the year ended December 31, 2017 and $52.4 million for the year ended December 31, 2016.

During the year ended December 31, 2018, $45.4 million, net of cash acquired, was used for the acquisition of Belmond Castello di Casole. During the year ended December 31, 2017, $68.6 million, net of cash acquired, was used for the acquisition of Cap Juluca. See Note 5 to the Financial Statements. There were no acquisitions during the year ended December 31, 2016. In addition, proceeds from insurance settlements relating to property damage totaled $7.3 million in the year ended December 31, 2018, compared to $13.6 million in the year ended December 31, 2017 and did not occur in the year ended December 31, 2016.

Capital expenditure of $166.1 million during the year ended December 31, 2018 included $93.3 million on the refurbishment of Belmond Cap Juluca, $18.8 million on the refurbishment of Belmond La Samanna, $5.5 million on the refurbishment and addition of new suites at Belmond Hotel Splendido, $5.1 million at Belmond Grand Hotel Europe, primarily for renovation of its deluxe rooms, $5.0 million on the full refurbishment of Belmond Savute Elephant Lodge, $3.7 million at Belmond Afloat in France for the addition of two new barges and $2.7 million for the refurbishment of '21' Club following water damage from burst pipes earlier in the year, with the balance being for routine capital expenditures. Capital expenditure to acquire intangible assets of $3.0 million during the year ended December 31, 2018 related to the Company's new enterprise resource planning and customer relationship management systems.

Capital expenditure of $67.8 million during the year ended December 31, 2017 included $6.3 million on the refurbishment at Belmond Cap Juluca, $5.8 million at Belmond Copacabana Palace on the full refurbishment of the Pérgula Restaurant, $4.7 million at Belmond Grand Hotel Europe for the refurbishment of the hotel's ballroom, improvements to the hotel's heating and air conditioning system and renovation of its deluxe rooms, $4.6 million on corporate projects, which include the Company's new enterprise resource planning system and website, $4.5 million on the Venice Simplon-Orient-Express related to statutory maintenance works and $3.7 million on the acquisition of an additional villa at Belmond Hotel Caruso, with the balance being for routine capital expenditures.

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

During the year ended December 31, 2017, disposal of the shares in Northern Belle Limited, the wholly owned subsidiary that owned the rolling stock resulted in net cash proceeds of $2.1 million. The disposal resulted in a loss $0.8 million, which was recognized on completion and it is reported within loss on sale from property, plant and equipment and equity method investments. There was no equivalent disposal in the year ended December 31, 2018.

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

Financing Activities. Net cash provided by financing activities for the year ended December 31, 2018 was $58.6 million compared to cash provided by financing activities of $89.8 million for the year ended December 31, 2017 and cash provided by financing activities of $9.6 million for the year ended December 31, 2016.

During the year ended December 31, 2018, Belmond made drawdowns totaling $57.0 million on its Revolving Credit Facility and Charleston Center LLC amended its secured loan of $112.0 million, increasing the amount of the loan to $160.0 million and extending its maturity from August 27, 2019 to June 22, 2021. The proceeds from the additional borrowing were used to repay the outstanding balance on the Revolving Credit Facility in July 2018. See Note 12 to the Financial Statements.

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

Principal repayments under long-term debt were $45.3 million in the year ended December 31, 2018 compared to $5.7 million in the year ended December 31, 2017 and $13.9 million in the year ended December 31, 2016.

The year ended December 31, 2016 included a cash outflow of $2.0 million in relation to the repurchases of Belmond's shares of class A common stock.

Cash Flows from Discontinued Operations. The results of Ubud Hanging Gardens and Porto Cupecoy, have been presented as discontinued operations for all periods presented. See Notes 6 and 21 to the Financial Statements.

Net cash (used in)/provided by operating activities comprises the results of operations for the discontinued operations noted above and the movement in their assets and liabilities. Losses from discontinued operations were $Nil for the year ended December 31, 2018, compared to earnings of $0.1 million for the year ended December 31, 2017 and earnings of $1.0 million for the year ended December 31, 2016. The earnings from discontinued operations for the year ended December 31, 2016 largely relate to the release of a provision at Porto Cupecoy in respect of tax claims that Belmond believes it is now effectively discharged from.

Capital Commitments

Belmond routinely makes capital expenditures to enhance its business. These capital expenditures relate to maintenance, improvements to existing properties and investment in new properties. These capital commitments are expected to be funded through current cash balances, cash flows from operations, existing debt facilities.

There were $21.2 million of capital commitments outstanding at December 31, 2018 (2017 - $19.5 million) relating to project developments and refurbishment for existing properties.

Other Commitments

At Belmond La Samanna as a restructuring plan was agreed with the Works Council at the property and approved by the labor authorities in St Martin, the Company met the criteria to recognize a liability for restructuring costs. During the year ended December 31, 2018, restructuring costs at Belmond La Samanna of $14.9 million were recognized within costs of services and selling, general and administrative expenses in the statements of consolidated operations. There were $2.1 million of accrued liabilities relating to the Belmond La Samanna restructuring plan at December 31, 2018. The expected completion date for the workforce restructuring is August 2019. See Note 21 to the Financial Statements.

On July 6, 2018, the Company entered into an agreement with Mr. James Sherwood, the founder, Chairman Emeritus and a former director of the Company to terminate certain purchase rights of Mr. Sherwood in respect of the Belmond Hotel Cipriani. Specifically, Mr. Sherwood’s right of first refusal in the case of a sale of the hotel and his purchase option in the event of a change in control of the Company were terminated under the agreement in exchange for a cash payment of $3.0 million, payable over a period of two years in three installments. Moreover, in the event of a sale of the hotel or a change in control of the Company within a ten year period following execution of the agreement, the Company would pay to Mr. Sherwood $10.0 million if such an event happens within a year of the agreement, stepping down by $1.0 million a year to zero after ten years. Mr. Sherwood would also receive a payment of $25.0 million, less any payments already made under the agreement and with no additional payments due to him thereafter under the agreement, in the event of either (1) a public offer for the Company being made within six months after the execution of the agreement and the closing of a change of control transaction for the Company occurring within six months after such offer was made or (2) a sale of the hotel within one year after the execution of the agreement. See Note 21 to the Financial Statements.

Indebtedness

At December 31, 2018, Belmond had $773.6 million (2017 - $724.2 million) of consolidated debt and obligations under capital leases, including the current portion and including debt held by consolidated variable interest entities. Total debt on the consolidated balance sheets at December 31, 2018 of $760.0 million (2017 - $707.1 million) is net of the unamortized original issue discount of $2.6 million (2017 - $3.1 million) and unamortized debt issuance costs of $11.0 million (2017 - $14.0 million), both of which will be amortized through interest expense over the term of the loans.

On July 3, 2017, Belmond amended and restated its credit agreement. The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603.4 million Term Loan Facility that matures on July 3, 2024 and (ii) a $100.0 million Revolving Credit Facility that matures on July 3, 2022.

The Term Loan Facility has two tranches, a U.S. dollar tranche ($394.0 million currently outstanding) and a euro-denominated tranche (€176.3 million currently outstanding, equivalent to $201.8 million as at December 31, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.

The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount. In December 2018, Belmond made drawdowns of €15.0 million (equivalent to $17.2 million as at December 31, 2018) on its Revolving Credit Facility leaving an undrawn balance of $82.8 million. At December 31, 2018, including other working capital facilities, the Company has $83.4 million available to draw.
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

The weighted average duration of Belmond’s debt, including debt held by consolidated variable interest entities, is 4.7 years, and the weighted average interest rate is 4.41%, which incorporates derivatives used to mitigate interest rate risk. See Note 12 to the Financial Statements regarding the maturity of long-term debt.

Debt of consolidated variable interest entities at December 31, 2018 included above comprised $160.6 million (2017 - $112.9 million), including the current portion but before deduction of unamortized debt issuance costs, of debt obligations of Charleston Center LLC, owner of Belmond Charleston Place in which Belmond has a 19.9% equity investment.

Including debt of consolidated variable entities, approximately 28% of the outstanding principal was drawn in euros and the balance in U.S. dollars. At December 31, 2018, 50% of borrowings of Belmond were subject to floating interest rates.

Belmond has contingently guaranteed debt obligations of certain of its joint ventures. The following table summarizes these commitments at December 31, 2018:

	Contingent guarantee	Duration
December 31, 2018	$ millions

PeruRail joint venture:
Concession performance	11.6	through May 2019
Peru hotel joint venture:
Debt obligations	14.0	through 2021

Total	25.6

Belmond has contingently guaranteed, through 2021, $14.0 million of debt obligations of the joint venture in Peru that operates five hotels. Belmond has also contingently guaranteed the FTSA joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $11.6 million, through May 2019. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond's ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur.

Contractual Obligations Summary

The following table summarizes Belmond’s (excluding joint ventures) material known contractual obligations in 2019 and later years as of December 31, 2018, excluding accounts payable and accrued liabilities:

	2019	2020-2021	2022-2023	Thereafter	Total
Year ended December 31,	$ millions	$ millions	$ millions	$ millions	$ millions

Total long-term debt and obligations under capital leases, before deduction of discount on secured term loan and debt issuance costs	6.3	172.5	29.3	565.5	773.6
Operating leases	11.0	22.5	18.8	129.6	181.9
Other derivative instrument	—	0.8	—	—	0.8
Capital commitments	21.2	—	—	—	21.2
Interest payments	33.4	60.9	49.7	10.8	154.8
Pension obligations	0.4	0.7	0.7	5.4	7.2

	72.3	257.4	98.5	711.3	1,139.5

Interest payments have been calculated using the amortization profile of the debt outstanding at December 31, 2018, taking into account the fixed rate paid under interest rate swaps and the prevailing floating rates of interest at the year end.

At December 31, 2018, Belmond has a provision of $0.6 million in respect of its uncertain tax positions in accordance with Accounting Standards Codification 740, Income Taxes. Belmond is unable to estimate with any certainty when, or if, these liabilities will fall due. Accordingly, they are excluded from the contractual obligations table.

Off-Balance Sheet Arrangements

Belmond had no material off-balance sheet arrangements at December 31, 2018 other than those involving its equity investees reported in Notes 7, 8 and 26 to the Financial Statements, and those described in commitments and contingencies in Note 21 to the Financial Statements.

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

Belmond recorded a combined non-cash property, plant and equipment impairment charge of $4.8 million in the year ended December 31, 2018. This consisted of $2.5 million at Belmond Governor's Residence and $2.3 million at Belmond Road to Mandalay. There was an $8.2 million impairment of property, plant and equipment in the year ended December 31, 2017. This consisted of $7.1 million at Belmond Road to Mandalay and $1.1 million at Belmond Northern Belle. There was a $1.0 million impairment of property, plant and equipment in the year ended December 31, 2016 which related to Belmond Orcaella. See Notes 2 and 9 to the Financial Statements for discussion of assumptions used in calculating these charges and sensitivity to changes in these estimates.
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

Belmond recorded a goodwill impairment charge of $4.7 million in the year ended December 31, 2018. This consisted of $2.2 million at Belmond Governor's Residence, $1.5 million at Belmond La Résidence d'Angkor, $0.8 million at Belmond Villa San Michele and $0.2 million at Belmond Castello di Casole. Belmond recorded a goodwill impairment charge of $5.5 million at Belmond Cap Juluca in the year ended December 31, 2017. Belmond recorded no goodwill impairment charges during the year ended December 31, 2016. See Notes 2 and 10 to the Financial Statements for discussion of estimates used in calculating these charges and sensitivity to changes in these estimates.
Other intangible assets with indefinite useful lives are also reviewed annually for impairment, or more frequently if events or changes in circumstances indicate that the asset may be impaired. Belmond uses internally developed discounted future cash flow models in determining the fair value of indefinite-lived intangible assets.

Belmond recorded an impairment of other intangible assets of $0.2 million in the year ended December 31, 2018 relating to Belmond Governor's Residence. There were no impairments of other intangible assets in the years ended December 31, 2017 and 2016. See Notes 2 and 11 to the Financial Statements for discussion of estimates used in calculating these charges and sensitivity to changes in these estimates.

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

The fair value of Belmond’s derivative financial instruments is computed based on an income approach using appropriate valuation techniques including discounting future cash flows and other methods that are consistent with accepted economic methodologies for pricing financial instruments. Where credit value adjustments exceeded 10% of the fair value of the derivatives, Level 3 inputs are assumed to have a significant impact on the fair value of the derivatives in their entirety and the valuation has been included in the Level 3 category. See Note 22 to the Financial Statements.

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

Recent Accounting Pronouncements

As of December 31, 2018, Belmond had adopted all relevant accounting guidance, as reported in Note 2 to the Financial Statements. Accounting pronouncements to be adopted are also reported in Note 2 to the Financial Statements.

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

The market risk relating to interest rates arises mainly from the financing activities of Belmond. Earnings are affected by changes in interest rates on floating rate borrowings, principally based on U.S. dollar LIBOR and EURIBOR. Belmond management assesses market risk based on changes in interest rates using a sensitivity analysis.  If the rate paid by Belmond increased by 100 basis points with all other variables held constant and after taking into account the 0% floor on the corporate term loan, annual net finance costs of Belmond would have increased by approximately $3.9 million based on borrowings outstanding at December 31, 2018.

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

Twelve of Belmond’s owned properties in 2018 operated in European euro territories, two in Brazilian real, one in South African rand, four in British pounds sterling, three in Botswana pula, two in Mexican peso, one in Peruvian nuevo sol, one in Russian ruble and six in various Southeast Asian currencies. Revenue derived by Venice Simplon-Orient-Express was recorded primarily in British pounds sterling, but its operating costs were mainly denominated in euros. Revenue derived by Belmond Maroma Resort and Spa, Belmond La Samanna and Belmond Miraflores Park was recorded in U.S. dollars, but the majority of the hotels’ expenses were denominated in Mexican pesos, European euros and Peruvian nuevo soles, respectively. Both revenue and the majority of expenses for Belmond Cap Juluca, Belmond Governor's Residence, Belmond La Résidence D'Angkor and Belmond Road to Mandalay were recorded in U.S. dollars.

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

Belmond management uses a sensitivity analysis to assess the potential impact on net earnings of changes in foreign currency financial instruments from hypothetical changes in the foreign currency exchange rates. The primary assumption used in this model is a hypothetical 10% weakening or strengthening of the foreign currencies against the U.S. dollar. However, because Belmond does not have at December 31, 2018 any significant financial instruments in a currency other than the functional currency of the operation concerned, apart from the euro-denominated indebtedness designated as a net investment hedge discussed in Note

23, there is no material potential impact on net earnings at December 31, 2018 as a result of hypothetical changes in the foreign currency exchange rates.

Disclosure for U.S. Dollar LIBOR

In July 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee ("ARRC") has proposed that the Secured Overnight Financing Rate ("SOFR") is the rate that represents best practice as the alternative to U.S. dollar LIBOR ("USD-LIBOR") interest metrics for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. The Company has material contracts that are indexed to USD-LIBOR and is monitoring this activity and evaluating the related risks.

ITEM 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.
Hamilton, Bermuda

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of income (loss), comprehensive income (loss), cash flows and changes in total equity (deficit) for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

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

/s/ Deloitte LLP

London, England
February 28, 2019

We have served as the Company's auditor since 2005.

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheet

	2018	2017
December 31,	$’000	$’000

Assets
Cash and cash equivalents	108,441	180,153
Restricted cash	1,937	3,121
Accounts receivable, net of allowances of $539 and $544	37,722	34,373
Due from unconsolidated companies	10,292	12,762
Prepaid expenses and other	13,340	13,327
Inventories	21,201	23,092
Total current assets	192,933	266,828

Property, plant and equipment, net of accumulated depreciation of $439,767 and $417,738	1,261,932	1,168,044
Investments in unconsolidated companies	69,184	64,644
Goodwill	111,072	120,220
Other intangible assets	27,141	19,778
Pension assets	187	—
Other assets	13,359	14,123
Total assets (1)	1,675,808	1,653,637

Liabilities and Equity
Accounts payable	23,004	15,815
Accrued liabilities	103,923	79,455
Deferred revenue	40,232	32,786
Current portion of long-term debt and obligations under capital leases	6,332	6,407
Total current liabilities	173,491	134,463

Long-term debt and obligations under capital leases	753,646	700,752
Liability for pension benefit	—	650
Other liabilities	3,905	3,023
Deferred income taxes	103,952	115,381
Liability for uncertain tax positions	553	532
Total liabilities (1)	1,035,547	954,801

Commitments and contingencies (Note 21)

Equity:

Shareholders’ equity:
Preferred shares $0.01 par value (30,000,000 shares authorized, issued Nil)	—	—
Class A common shares $0.01 par value (240,000,000 shares authorized):
Issued — 103,064,785 (2017 - 102,365,933)	1,031	1,024
Class B common shares $0.01 par value (120,000,000 shares authorized):
Issued — 18,044,478 (2017 - 18,044,478)	181	181

Additional paid-in capital	990,930	985,566
Retained earnings	(14,230)	13,278
Accumulated other comprehensive loss	(338,219)	(301,322)
Less: Reduction due to class B common shares owned by a subsidiary — 18,044,478 (2017 - 18,044,478)	(181)	(181)
Total shareholders’ equity	639,512	698,546
Non-controlling interests	749	290
Total equity	640,261	698,836

Total liabilities and equity	1,675,808	1,653,637

Belmond Ltd. and Subsidiaries
Consolidated Balance Sheets (continued)

(1) Included in Belmond Ltd.’s consolidated assets and liabilities are assets of consolidated variable interest entities (“consolidated VIEs”) that can only be used to settle obligations of the consolidated VIEs and liabilities of consolidated VIEs whose creditors have no recourse to Belmond Ltd. The Company’s only consolidated VIE at December 31, 2018 and December 31, 2017 is Charleston Center LLC. These assets and liabilities at December 31, 2018 and December 31, 2017 are as follows:

	December 31, 2018	December 31, 2017
	$’000	$’000

Assets
Cash and cash equivalents	4,081	1,530
Accounts receivable, net of allowances of $Nil and $Nil	3,088	3,623
Prepaid expenses and other	1,435	935
Inventories	1,551	1,360
Total current assets	10,155	7,448

Property, plant and equipment, net of accumulated depreciation of $48,852 and $42,676	192,712	197,369
Other assets	1,995	1,450
Total assets	204,862	206,267

Liabilities
Accounts payable	4,875	4,518
Accrued liabilities	3,926	3,291
Deferred revenue	2,589	2,835
Current portion of long-term debt and obligations under capital leases	269	255
Total current liabilities	11,659	10,899

Long-term debt and obligations under capital leases	159,354	112,069
Total liabilities	171,013	122,968

See further description in Note 7, Variable interest entities.

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Revenue (1)	576,836	560,999	549,824

Expenses:
Cost of services	254,157	239,850	240,097
Selling, general and administrative	257,498	238,300	198,590
Depreciation and amortization	61,278	62,852	52,396
Impairment of goodwill	4,719	5,500	—
Impairment of property, plant and equipment and other assets	4,931	8,216	1,007

Total operating costs and expenses	582,583	554,718	492,090

Gain/(loss) on disposal of property, plant and equipment and equity method investments	750	(153)	938
Other operating income	16,907	—	—

Earnings from operations	11,910	6,128	58,672

Gain on extinguishment of debt	—	—	1,200
Interest income	1,270	1,058	853
Interest expense	(33,042)	(32,455)	(29,155)
Foreign currency, net	(3,752)	(3,034)	9,186

(Losses)/earnings before income taxes and earnings from unconsolidated companies, net of tax	(23,614)	(28,303)	40,756

Provision for income taxes	(13,983)	(6,554)	(16,368)

(Losses)/earnings before earnings from unconsolidated companies, net of tax	(37,597)	(34,857)	24,388

Earnings/(losses) from unconsolidated companies, net of tax provision/(benefit) of $7,132, $(4,451) and $5,650	9,355	(10,213)	11,013

(Losses)/earnings from continuing operations	(28,242)	(45,070)	35,401

Net (losses)/earnings from discontinued operations, net of tax provision of $Nil, $Nil and $Nil	(10)	122	1,032

Net (losses)/earnings	(28,252)	(44,948)	36,433

Net earnings attributable to non-controlling interests	(204)	(87)	(109)

Net (losses)/earnings attributable to Belmond Ltd.	(28,456)	(45,035)	36,324
(1) Includes revenue from related parties of $15,783,000, $15,668,000 and $15,458,000, respectively

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Operations (continued)

	2018	2017	2016
Year ended December 31,	$	$	$

Basic earnings per share
Net earnings/(losses) from continuing operations	(0.27)	(0.44)	0.35
Net earnings/(losses) from discontinued operations	—	—	0.01
Basic net earnings/(losses) per share attributable to Belmond Ltd.	(0.28)	(0.44)	0.36

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.27)	(0.44)	0.34
Net earnings/(losses) from discontinued operations	—	—	0.01
Diluted net earnings/(losses) per share attributable to Belmond Ltd.	(0.28)	(0.44)	0.35

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Comprehensive Income

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Net (losses)/earnings	(28,252)	(44,948)	36,433

Other comprehensive (losses)/income, net of tax:
Foreign currency translation adjustments, net of tax provision/(benefit) of $Nil, $Nil and $(809)	(39,620)	48,754	(10,848)
Change in fair value of derivatives, net of tax provision of $Nil, $810 and $222	2,289	1,920	867
Change in pension liability, net of tax provision/(benefit) of $Nil, $73 and $(530)	689	310	(2,119)
Total other comprehensive (losses)/income, net of tax	(36,642)	50,984	(12,100)

Total comprehensive (losses)/income	(64,894)	6,036	24,333

Comprehensive income attributable to non-controlling interests	(459)	(54)	(244)

Comprehensive (losses)/income attributable to Belmond Ltd.	(65,353)	5,982	24,089

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows

	2018	2017	2016
Year ended December 31,	$'000	$'000	$'000

Cash flows from operating activities:
Net (losses)/earnings	(28,252)	(44,948)	36,433
Less: Net (losses)/earnings from discontinued operations, net of tax	(10)	122	1,032

Net (losses)/earnings from continuing operations	(28,242)	(45,070)	35,401
Adjustments to reconcile net (losses)/earnings to net cash provided by operating activities:
Depreciation and amortization	61,278	62,852	52,396
Impairment of goodwill	4,719	5,500	—
Impairment of property, plant and equipment and other assets	4,931	8,216	1,007
(Gain)/loss on disposal of property, plant and equipment and equity method investments	(750)	153	(938)
Gain on extinguishment of debt	—	—	(1,200)
Insurance gain recorded in other operating income	(15,710)	—	—
(Earnings)/losses from unconsolidated companies, net of tax	(9,355)	10,213	(11,013)
Amortization of debt issuance costs and discount on secured term loan	3,003	3,682	3,044
Share-based compensation	5,364	5,809	6,272
Change in provisions for uncertain tax positions	46	160	(3,350)
Benefit from deferred income tax	(6,219)	(13,641)	(305)
Other non-cash movements	3,671	1,596	567
Effect of exchange rates on net (losses)/earnings	1,121	2,424	(12,617)
Change in assets and liabilities, net of effects from acquisitions:
Accounts receivable	(5,420)	(633)	1,961
Due from unconsolidated companies	2,292	(419)	(788)
Prepaid expense and other	(1,275)	(349)	668
Inventories	724	2,539	(504)
Accounts payable	6,989	(2,488)	877
Accrued liabilities	21,381	12,805	245
Deferred revenue	8,500	(489)	(1,434)
Other liabilities	707	(5,633)	(14,121)
Other, net	928	927	148
Other cash movements:
Dividends from equity method investees	4,290	4,440	4,449
Proceeds from insurance settlements	16,405	1,462	—
Proceeds from swap termination	359	—	—
Payment of swap termination costs	—	(2,145)	—

Net cash provided by operating activities from continuing operations	79,737	51,911	60,765
Net cash (used in)/provided by operating activities from discontinued operations	(10)	87	38

Net cash provided by operating activities	79,727	51,998	60,803

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Cash Flows (continued)

	2018	2017	2016
Year ended December 31,	$'000	$'000	$'000

Cash flows from investing activities:
Capital expenditure to acquire property, plant and equipment	(166,080)	(67,830)	(55,104)
Capital expenditure to acquire intangible assets	(3,015)	—	—
Acquisitions, net of cash acquired	(45,406)	(68,632)	—
Proceeds from sale of business	—	2,070	—
Proceeds from insurance settlements	7,327	13,588	—
Proceeds from sale of property, plant and equipment and equity method investments	—	—	2,746

Net cash used in investing activities from continuing operations	(207,174)	(120,804)	(52,358)
Net cash provided by investing activities from discontinued operations	—	—	—

Net cash used in investing activities	(207,174)	(120,804)	(52,358)

Cash flows from financing activities:
Repurchase of shares	—	—	(1,992)
Exercised stock options and vested share awards	7	305	17
Dividend to non-controlling interest	(16)	—	(15)
Issuance of long-term debt	105,082	104,739	26,000
Debt issuance costs	(1,175)	(9,639)	(465)
Principal payments under long-term debt	(45,278)	(5,654)	(13,904)

Net cash provided by financing activities from continuing operations	58,620	89,751	9,641
Net cash provided by financing activities from discontinued operations	—	—	—

Net cash provided by financing activities	58,620	89,751	9,641

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,364)	7,120	(992)

Net (decrease)/increase in cash, cash equivalents and restricted cash	(72,191)	28,065	17,094

Cash, cash equivalents and restricted cash at beginning of period (includes $Nil, $Nil and $Nil of cash presented within assets held for sale)	184,075	156,010	138,916

Cash, cash equivalents and restricted cash at end of period (includes $Nil, $Nil, $Nil of cash presented within assets held for sale)	111,884	184,075	156,010

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries
Statements of Consolidated Total Equity

	Preferred shares at par value $’000	Class A common shares at par value $’000	Class B common shares at par value $’000	Additional paid-in capital $’000	Retained earnings $’000	Accumulated other comprehensive loss $’000	Class B common shares held by a subsidiary $’000	Non- controlling interests $’000	Total $’000

Balance, January 1, 2016	—	1,015	181	975,419	21,734	(340,104)	(181)	361	658,425
Share-based compensation	—	—	—	6,272	—	—	—	—	6,272
Exercised stock options and vested share awards	—	5	—	12	—	—	—	—	17
Repurchase of shares	—	(2)		(2,245)	255	—	—	—	(1,992)
Dividend to non-controlling interest	—	—	—	—	—	—	—	(223)	(223)
Comprehensive income:
Net earnings attributable to common shares	—	—	—	—	36,324	—	—	109	36,433
Other comprehensive loss	—	—	—	—	—	(12,235)	—	135	(12,100)

Balance, December 31, 2016	—	1,018	181	979,458	58,313	(352,339)	(181)	382	686,832
Share-based compensation	—	—	—	5,809	—	—	—	—	5,809
Exercised stock options and vested share awards	—	6	—	299	—	—	—	—	305
Dividend to non-controlling interest	—	—	—	—	—	—	—	(146)	(146)
Comprehensive income:
Net losses attributable to common shares	—	—	—	—	(45,035)	—	—	87	(44,948)
Other comprehensive income	—	—	—	—	—	51,017	—	(33)	50,984

Balance at December 31, 2017	—	1,024	181	985,566	13,278	(301,322)	(181)	290	698,836
Change in accounting principle (See Note 2)	—	—	—	—	948	—	—	—	948
Restated balance December 31, 2017	—	1,024	181	985,566	14,226	(301,322)	(181)	290	699,784
Share-based compensation	—	—	—	5,364	—	—	—	—	5,364
Exercised stock options and vested share awards	—	7	—	—	—	—	—	—	7
Comprehensive loss:
Net losses attributable to common shares	—	—	—	—	(28,456)	—	—	204	(28,252)
Other comprehensive loss	—	—	—	—	—	(36,897)	—	255	(36,642)

Balance at December 31, 2018	—	1,031	181	990,930	(14,230)	(338,219)	(181)	749	640,261

See notes to consolidated financial statements.

Belmond Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1.    Basis of financial statement presentation

Business

In this report the terms "Belmond," the “Company," "we," and "our" are used to refer to Belmond Ltd. and Belmond Ltd. and its consolidated subsidiaries, unless otherwise stated.

At December 31, 2018, Belmond owned, invested in or managed 36 deluxe hotels and resort properties (including the Belmond Cadogan Hotel that opened on February 28, 2019) operating in the United States, Mexico, Caribbean, Europe, Southern Africa, South America, and Southeast Asia, one stand-alone restaurant in New York, seven tourist trains in Europe, Southeast Asia and Peru, one river cruise business in Myanmar (Burma) and one canal boat business in France.

Agreement and Plan of Merger

On December 14, 2018, the Company announced that it had entered into an Agreement and Plan of Merger dated December 13, 2018 (the "Merger Agreement") with LVMH Moët Hennessy—Louis Vuitton SE ("LVMH"), Palladio Overseas Holding Limited, an indirect, wholly-owned subsidiary of LVMH ("Holding"), and Fenice Ltd., a wholly-owned subsidiary of Holding ("Merger Sub"), pursuant to which LVMH will acquire the Company. Under the Merger Agreement, the sale to LVMH will be effected by way of a merger of Merger Sub with and into the Company, with the Company being the surviving company in the merger and becoming a subsidiary of Holding.

The completion of the merger, which is expected to occur in the first half of 2019, is subject to the satisfaction or waiver of certain conditions, including the receipt of antitrust approvals in certain foreign jurisdictions and the absence of any law or governmental order prohibiting the merger. The Company held a special general meeting of its shareholders on February 14, 2019 at which time Belmond's shareholders approved the Merger Agreement and the merger. At the effective time of the merger, each issued and outstanding class A common share, par value $0.01 per share, of the Company, other than class A common shares that are held by the Company in treasury or that are owned by LVMH, Holding or Merger Sub or by any other direct or indirect subsidiary of LVMH or the Company, will be converted automatically and without any action by the holder of the class A common shares into the right to receive $25.00 per share in cash, without interest (and less any applicable withholding taxes). If the merger is completed, the Company will cease to be a publicly traded company and will become a subsidiary of Holding and an indirect subsidiary of LVMH. For further information on the risks relating to the sale of the Company, see Part 1—Item 1A—Risk Factors—Risks Related to the Sale of the Company. Additional information about the sale, the Merger Agreement and the merger, including circumstances under which the Merger Agreement can be terminated, as well as other terms and conditions, are set forth in the Company's Current Report on Form 8-K filed with the SEC on December 14, 2018.

Under the Merger Agreement, the Company is restricted from taking certain actions without LVMH's consent while the sale to LVMH is pending, including, among other matters, from making certain investments or acquisitions and selling certain assets, engaging in certain capital expenditures, and incurring certain indebtedness.

In addition, subject to certain exceptions, the Merger Agreement prohibits the Company from soliciting or engaging in discussion with respect to certain alternative acquisition transactions and, in certain circumstances, the Company will be required to pay a termination fee of $92,261,000 to LVMH in order to terminate the Merger Agreement and pursue such an alternative transaction.

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

The results of operations of an entity that either has been disposed of or is classified as held for sale are reported in discontinued operations where the sale represents a strategic shift that has or will have a major effect on our operations and financial results.

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

When determining the fair value of a reporting unit, Belmond is required to make significant judgments that Belmond believes are reasonable and supportable considering all available internal and external evidence at the time. However, these estimates and assumptions are, by their nature, highly judgmental. Fair value determinations are sensitive to changes in the underlying assumptions and factors including those relating to estimating future operating cash flows to be generated from the reporting unit which are dependent upon internal forecasts and projections developed as part of Belmond’s routine, long-term planning process, available industry/market data (to the extent available), Belmond’s strategic plans, estimates of long-term growth rates taking into account Belmond’s assessment of the current economic environment and the timing and degree of any economic recovery, estimation of the useful life over which the cash flows will occur, and market participant assumptions. The assumptions with the most significant impact to the fair value of the reporting unit are those related to future operating cash flows which are forecast for a four-year period from management’s budget and planning process, the terminal value which is included for the period beyond four years from the balance sheet date based on the estimated cash flow in the fourth year and a terminal growth rate ranging from 2.0% to 6.5% (December 31, 2017 - 2.2% to 6.5%), and pre-tax discount rates which for the year ended December 31, 2018 range from 10.1% to 20.1% (December 31, 2017 - 9.9% to 19.3%).

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

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Software is amortized over a period of ten years.

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

Estimates of the grant date fair value of share options and the fair value of deferred shares and restricted shares without performance criteria on the grant date were made using the Black-Scholes option pricing model.

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

Previously recognized compensation cost is not reversed if an employee share option for which the requisite service has been rendered expires unexercised (or unconverted). If stock options are forfeited, then the compensation expense accrued is reversed.  Prior to December 31, 2016, Belmond did not estimate a future forfeitures rate and did not incorporate it into the grant value on issue of the awards on the grounds of materiality. As of December 31, 2016, Belmond adopted new guidance and made an accounting policy election to allow the recognition of the effects of forfeitures in compensation cost when they occur.

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

Revenue recognition

Hotel and restaurant revenue is recognized when the rooms are occupied and the services are performed. Train and cruise revenue is recognized ratably over a trip. Revenue under management contracts is recognized based upon on an agreed base fee and additional revenue is recognized on the attainment of certain financial results, primarily operating earnings, in each contract as defined.

Deferred revenue consisting of deposits paid in advance is recognized as revenue when the services are performed for hotels and restaurants and ratably over train and cruise trips.

Marketing costs

Marketing costs are expensed as incurred, and are reported in selling, general and administrative expenses. Marketing costs include costs of advertising and other marketing activities. These costs were $45,020,000 in 2018 (2017 - $41,590,000; 2016 - $38,361,000).

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

Accounting pronouncements adopted during the year
On January 1, 2018, the Company adopted Topic 606, Revenue from Contracts with Customers (“Topic 606”), using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for the period presented. The adoption of Accounting Standards Codification (“ASC”) 606 did not have a material impact and as such no amounts for the cumulative effect from adopting the standard were required to be recorded in opening equity as of January 1, 2018. See Note 3. Belmond’s unconsolidated companies intend to adopt the standard in the annual period beginning January 1, 2019, as permitted by the SEC.

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption permitted. Belmond adopted the new guidance on January 1, 2018, using a modified retrospective basis, recognizing a credit of $948,000 to retained earnings as of the beginning of the year of adoption.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows, including disclosing the nature of restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. Belmond adopted the new guidance on January 1, 2018, using a retrospective transition method to each period presented. As a result of adopting this guidance Belmond has included in its cash and cash equivalents balances in the statement of cash flows those amounts that are deemed to be restricted cash. In addition, as cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, Belmond has, for each period that a statement of financial position is presented, provided a reconciliation of the totals in the statement of cash flows to the related captions in the statement of financial position together with disclosure on the nature of restricted cash balances (see Note 18).

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

Accounting pronouncements to be adopted

In February 2016, the FASB issued its new standard on accounting for leases, which introduces a lessee model that brings most leases on the balance sheet. Under the new standard, a lessee will recognize on its balance sheet a right-of-use asset and lease liability for most leases, including operating leases. The new standard will also distinguish leases as either finance leases or operating leases. In January 2018, the FASB issued an update that clarified the application of the new leasing standard to land easements. Additionally, in July 2018, the FASB issued two updates to make targeted improvements to the new lease standard. The first update makes 16 separate narrow-scope amendments to the new leasing standard. The second update provides entities with relief from the costs of implementing certain aspects of the new leasing standard and with an additional (and optional) transition method on adoption. It also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. An entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued an update which clarified the accounting by lessors when applying the new leases standard. The update addressed the following issues lessors encounter: 1) sales taxes and other similar taxes collected from lessees 2) certain lessor costs paid directly by lessees, and 3) recognition of variable payments for contracts with lease and non lease components. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods therein, with early adoption permitted.

The Company intends to adopt the standard in the annual period beginning January 1, 2019, using the transition method that permits the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

We do not expect to recognize a material adjustment to retained earnings upon adoption. Belmond's unconsolidated companies intend to adopt the standard in the interim period beginning January 1, 2020, as permitted by the SEC.

The Company has substantially completed its assessment of the impact of the new standard and expects the adoption of the standard will have a material effect on its consolidated balance sheet. Upon adoption, the Company expects to recognize right-of-use assets of approximately $45,000,000 to $65,000,000, with corresponding lease liabilities of approximately the same amount. The standard is not expected to have a material impact on the Company's statements of consolidated operations or on the statements of consolidated cash flows. We are currently evaluating the impact of the adoption of this guidance in the financial statements of our unconsolidated companies.

The new standard provides a number of optional practical expedients in transition. The Company expects to elect: (1) the ‘package of practical expedients’, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs; (2) the use-of-hindsight; and (3) the practical expedient pertaining to land easements. In addition, the new standard provides practical expedients for an entity’s ongoing accounting that the Company anticipates making, such as the (1) the election for certain classes of underlying asset to not separate non-lease components from lease components and (2) the election for short-term lease recognition exemption for all leases that qualify.

In August 2017, the Financial Accounting Standards Board (“FASB”) issued new guidance to make improvements to hedge accounting requirements. The guidance is effective for fiscal years beginning after December 15, 2018, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the interim period beginning January 1, 2019. Belmond has assessed what impact the adoption of this guidance will have on its consolidated financial statements and concluded that it will not be significant.

In February 2018, the FASB issued new guidance on reclassifying certain tax effects from accumulated other income (AOCI). The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption permitted. The Company intends to adopt the standard in the interim period beginning January 1, 2019. Belmond is currently assessing what impact the adoption of this guidance will have on its consolidated financial statements.

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

Disaggregation of revenue

The following tables provide information about disaggregated revenue by type of service being provided, primary geographical market, and timing of revenue recognition, and includes a reconciliation of the disaggregated revenue with reportable segments:

	Year ended December 31, 2018
	Europe	North America	Rest of world	Owned trains & cruises	Part-owned hotels	Part-owned trains	Total
	$’000	$’000	$’000	$’000	$’000	$’000	$’000
Timing of revenue recognition
Goods and services transferred at a point in time	85,485	57,648	44,923	5,510	—	—	193,566
Services transferred over time	152,955	74,678	77,240	65,257	2,363	10,777	383,270

	238,440	132,326	122,163	70,767	2,363	10,777	576,836

Contract balances

The following table provides information about receivables, contract assets and contract liabilities from contracts with customers:

	Balance, January 1, 2018	Balance at December 31, 2018
	$’000	$’000

Receivables	34,373	37,722
Contract assets	—	—
Contract liabilities (deferred revenue)	32,786	40,232

The amount of revenue recognized in the period that was included in the opening contract liabilities was $28,929,000. This revenue consists primarily of the provision of hotel and trains and cruises services.

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

4.    Earnings per share

The calculation of basic and diluted earnings per share including a reconciliation of the numerator and denominator is as follows:

Year ended December 31,	2018	2017	2016

Numerator ($'000)
Net earnings/(losses) from continuing operations	(28,242)	(45,070)	35,401
Net earnings/(losses) from discontinued operations	(10)	122	1,032
Net losses/(earnings) attributable to non-controlling interests	(204)	(87)	(109)

Net earnings/(losses) attributable to Belmond Ltd.	(28,456)	(45,035)	36,324

Denominator (shares '000)
Basic weighted average shares outstanding	102,780	102,169	101,586
Effect of dilution	—	—	1,369

Diluted weighted average shares outstanding	102,780	102,169	102,955

	$	$	$
Basic earnings per share
Net earnings/(losses) from continuing operations	(0.275)	(0.441)	0.348
Net earnings/(losses) from discontinued operations	—	0.001	0.010
Net losses/(earnings) attributable to non-controlling interests	(0.002)	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.277)	(0.441)	0.357

Diluted earnings per share
Net earnings/(losses) from continuing operations	(0.275)	(0.441)	0.344
Net earnings/(losses) from discontinued operations	—	0.001	0.010
Net losses/(earnings) attributable to non-controlling interests	(0.002)	(0.001)	(0.001)

Net earnings/(losses) attributable to Belmond Ltd.	(0.277)	(0.441)	0.353

The total number of share options and share-based awards excluded from computing diluted earnings per share were as follows:

Year ended December 31,	2018	2017	2016

Share options	2,260,062	2,704,707	1,679,817
Share-based awards	1,559,022	1,271,738	—

Total	3,819,084	3,976,445	1,679,817

The number of share options and share-based awards unexercised at December 31, 2018 was 3,819,084 (2017 - 3,976,445; 2016 - 3,904,614).

5.    Significant acquisitions

2018 Acquisitions

Castello di Casole

On February 7, 2018, Belmond acquired 100% of two entities that together own Castello di Casole, a 39-key luxury resort and estate in Tuscany, Italy, for a total transaction value of €40,220,000 (equivalent to $49,257,000 at February 7, 2018), including a cash purchase price of €38,287,000 ($46,934,000), contingent consideration with a fair value of €1,003,000 ($1,226,000) and acquisition-related costs of €930,000 ($1,097,000). Belmond rebranded the resort as Belmond Castello di Casole on May 11, 2018, when the incumbent operator’s management agreement terminated. The property is the latest addition to Belmond’s family of ‘Italian Icons’, which includes Belmond Hotel Cipriani in Venice and Belmond Hotel Splendido in Portofino. Located within easy access of both Florence and Siena, the resort and estate span 1,500 hectares and comprise the 39-key Castello di Casole hotel, together with vineyards, olive groves, extensive wooded Tuscan countryside, and 48 residential plots, of which 15 plots remain unsold, with one subject to a binding sale contract, and one subject to a non-binding reservation letter of intent to purchase. It is expected that two of the remaining 13 residential plots will be converted into new villas as part of the hotel inventory.

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

The contingent consideration arrangement required the Company to pay 50% of the net proceeds from the sale of the two residential plots that are subject to non-binding reservation letters of intent to purchase (which are recorded as part of property, plant and equipment - land plots in the table above) to the vendor if the sales occur prior to September 30, 2018. The fair value of the contingent consideration at the acquisition date was €1,003,000 ($1,226,000), determined using an income approach based on an analysis of the likelihood of the conditions for payment being met. As the sale of the two residential plots did not occur prior to September 30, 2018, the Company is no longer required to pay the contingent consideration and the subsequent change in fair value is recorded in the statements of consolidated operations. As such, during the year ended December 31, 2018, the change in fair value of the contingent consideration of €1,003,000 (equivalent to $1,197,000 at September 30, 2018) is recognized within other operating income in the statements of consolidated operations.

Acquisition-related costs of €930,000 ($1,097,000) are included within selling, general and administrative expenses in the statements of consolidated operations for the year ended December 31, 2018.

Other intangible assets of $2,676,000 was assigned to trade names that are not subject to amortization. No other intangible assets were identified and recognized.

Goodwill arising on acquisition of $164,000 was assigned to the Owned hotels in the Company’s Europe segment and consists largely of profit growth opportunities the hotel is expected to generate. None of the goodwill recognized is expected to be deductible for income tax purposes. See Note 10 for details of goodwill impairment at Belmond Castello di Casole.

The results of operations of the hotel have been included in the consolidated financial results since the date of acquisition. The following table presents information for Castello di Casole included in the Company’s statements of consolidated operations from the acquisition date to the period ending December 31, 2018:

2018
$'000

Revenue	8,780
Earnings from continuing operations	3,760

Belmond is unable to provide pro forma results of operations for the year ended December 31, 2018 and 2017 as if the acquisition had occurred on January 1, 2017 due to the lack of reliable historical financial information.

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

The purchase price of $68,652,000 was funded from existing cash reserves and $45,000,000 of borrowings under the Company’s prior revolving credit facility, which was repaid following the amendment and restatement to the credit agreement on July 3, 2017. See Note 12.

Acquisition-related costs which are included within selling, general and administrative expenses in the statements of consolidated operations for the year ended December 31, 2017 were $14,032,000, related to professional fees incurred in preliminary design and planning, structuring, assessment of financing opportunities, legal, tax, accounting and engineering due diligence and the negotiation of the purchase and sale agreements, and other ancillary documents, with the principal owner and leaseholder, together with three owners of villas and separate subleases, as well as a memorandum of understanding and ground lease with the Government of Anguilla.

Other intangible assets of $6,100,000 was assigned to trade names that are not subject to amortization. No other intangible assets were identified and recognized.

Goodwill arising on acquisition of $5,500,000 was assigned to the Owned hotels in North America segment and consists largely of profit growth opportunities the hotel is expected to generate. None of the goodwill recognized is expected to be deductible for income tax purposes. See Note 9 for details of the fixed assets recoverability test and Note 10 for details of goodwill impairment at Belmond Cap Juluca following the impact of Hurricanes Irma and Jose in September 2017.

At the same time, the Company entered into a 125-year ground lease for the property with the Government of Anguilla. The lease has been accounted for as an operating lease in accordance with ASC 840, Leases, with the annual rental expense recognized in selling, general and administrative expenses in the statements of consolidated operations, and future rental payments committed as at December 31, 2018 disclosed in Note 21.

The results of operations of the hotel has been included in the consolidated financial results since the date of acquisition. The following table presents information for Belmond Cap Juluca included in the Company’s statements of consolidated operations from the acquisition date to the period ending December 31, 2017:

2017
$'000

Revenue	2,435
Losses from continuing operations	(16,681)

Belmond is unable to provide pro forma results of operations for the year ended December 31, 2017 and 2016 as if the acquisition had occurred on January 1, 2016 due to the lack of reliable historical financial information.

6.    Assets held for sale and discontinued operations

At December 31, 2018, 2017 and 2016, no assets and liabilities were classified as held for sale.

For the years ended December 31, 2018, 2017 and 2016, the results of operations of Ubud Hanging Gardens, Bali, Indonesia and the Porto Cupecoy development on the Dutch side of St Martin, French West Indies have been presented as discontinued operations.

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

(a)    Properties sold: Northern Belle and Great South Pacific Express

On November 2, 2017, Belmond completed the sale of the shares in Northern Belle Limited, the wholly owned subsidiary that owns the rolling stock, for a sales price of £2,500,000 (equivalent to $3,300,000 as at date of sale). A loss of $753,000 arose on disposal and is included within gain/(loss) on disposal of property, plant and equipment and equity method investments in the statements of consolidated operations for the year ended December 31, 2017.

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

(b)    Results of discontinued operations

Belmond had been operating the hotel Ubud Hanging Gardens under a long-term lease arrangement with a third-party owner. The existing lease arrangement continues to 2030. Following the owner's unannounced dispossession of Belmond from the hotel in November 2013, however, Belmond was unable to continue to operate the hotel. Belmond believed that the owner's actions were unlawful and constituted a wrongful dispossession and has pursued its legal remedies under the lease. See Note 21. As Belmond is unable to operate Ubud Hanging Gardens for the foreseeable future, the hotel has been presented as a discontinued operation for all periods shown. The assets and liabilities of the hotel have not been classified as held for sale, as the hotel has not been disposed of through a sale transaction.

The Porto Cupecoy development was sold in January 2013, with the final unit disposed of in September 2014. Residual costs relating to the sale of Porto Cupecoy are presented within discontinued operations for all periods shown.

Summarized results of the properties classified as discontinued operations for the years ended December 31, 2018, 2017 and 2016 are as follows:

	Year ended December 31, 2018
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Losses before tax, gain on sale and impairment	—	(10)	(10)

Losses before tax	—	(10)	(10)

Net losses from discontinued operations	—	(10)	(10)

	Year ended December 31, 2017
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	100	22	122

Earnings before tax	100	22	122

Net earnings from discontinued operations	100	22	122

	Year ended December 31, 2016
	Ubud Hanging Gardens	Porto Cupecoy	Total
	$'000	$'000	$'000

Revenue	—	—	—

Earnings before tax, gain on sale and impairment	69	963	1,032

Earnings before tax	69	963	1,032

Net earnings from discontinued operations	69	963	1,032

The results of discontinued operations for the year ended December 31, 2018 included losses of $10,000 at Porto Cupecoy. The years ended December 31, 2017 and 2016 included earnings of $22,000 and $963,000 respectively, at Porto Cupecoy due to the release of a provision in respect of tax claims from which Belmond believes it is now effectively discharged. In addition, the results of discontinued operations for the years ended December 31, 2017 and 2016 included earnings of $100,000 and $69,000, respectively, due to the partial release of legal fee accruals in relation to Ubud Hanging Gardens, where Belmond is pursuing legal remedies following its dispossession by the owner in November 2013. See Note 21.

7.    Variable interest entities

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

Assets of Charleston Center LLC that can only be used to settle obligations of the consolidated VIEs and liabilities of Charleston Center LLC whose creditors have no recourse to Belmond Ltd are presented as a footnote to the consolidated balance sheets. The third-party debt of Charleston Center LLC is secured by its net assets and is non-recourse to its members, including Belmond. The hotel's separate assets are not available to pay the debts of Belmond and the hotel's separate liabilities do not constitute obligations of Belmond. The assets of Charleston Center LLC that can only be used to settle obligations of Charleston Center LLC totaled $204,862,000 at December 31, 2018 (December 31, 2017 - $206,267,000) and exclude goodwill of $40,395,000 (December 31, 2017 - $40,395,000). The liabilities of Charleston Center LLC for which creditors do not have recourse to the general credit of Belmond totaled $171,013,000 (December 31, 2017 - $122,968,000).

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

The carrying amounts and maximum exposure to loss as a result of Belmond's involvement with its Eastern & Oriental Express joint venture are as follows:

	Carrying amounts		Maximum exposure
	2018	2017	2018	2017
December 31,	$’000	$’000	$’000	$’000

Investment	2,603	2,642	2,603	2,642
Due from unconsolidated company	6,157	6,302	6,157	6,302

Total	8,760	8,944	8,760	8,944

8.    Investments in unconsolidated companies

Investments in unconsolidated companies represent equity interests of 50% or less and in which Belmond exerts significant influence, but does not have effective control of these unconsolidated companies and, therefore, accounts for these investments using the equity method. As at December 31, 2018, these investments include the 50% ownership in rail and hotel joint venture operations in Peru (PBH, PeruRail and FTSA), the 25% ownership in Eastern and Oriental Express Ltd, and the Buzios land joint venture which is 50% owned and further described below.

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

Summarized financial data for Belmond’s unconsolidated companies are as follows:

	2018	2017
December 31,	$’000	$’000

Current assets	88,721	88,119

Property, plant and equipment, net of accumulated depreciation	208,467	228,970
Other non-current assets	57,575	55,605
Non-current assets	266,042	284,575

Total assets	354,763	372,694

Current liabilities, including $20,543 and $24,793 current portion of third-party debt	89,341	101,668

Long-term debt	129,546	143,187
Other non-current liabilities	5,653	7,892
Non-current liabilities	135,199	151,079

Total shareholders’ equity	130,223	119,947

Total liabilities and shareholders’ equity	354,763	372,694

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Revenue	221,599	207,659	191,551

Gross profit (1)	147,825	141,708	135,000

Net earnings (2)	18,614	(20,778)	21,720
(1) Gross profit is defined as revenues less cost of services of the unconsolidated companies.
(2) There were no discontinued operations or cumulative effects of a change in an accounting principle in the unconsolidated companies.

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

During the year ended December 31, 2018, an impairment charge of $4,149,000 was recorded in PBH, the Peruvian joint venture in which Belmond holds a 50% interest. Belmond's equity share of this impairment was $2,074,000 which is recorded in share of earnings from unconsolidated companies. Slower than anticipated growth at Belmond Las Casitas del Colca, one of the five hotels owned by PBH and operated under Belmond's exclusive management, triggered an impairment test of the assets within the joint venture. The carrying value of the assets was compared to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis, which led to an impairment charge being recorded.

During the year ended December 31, 2017, an impairment charge of $58,531,000 was recorded in FTSA, the joint venture in which the Company has a 50% interest and that has a concession from the Government of Peru to operate the track network in southern and southeastern Peru. Belmond's equity share of this impairment is $29,266,000 which is recorded in share of earnings from unconsolidated companies. The concession had an initial term of 30 years from 1999 with the option to apply for six 5-year extensions. In December 2017 the joint venture received a denial of its third extension request. As a result, the joint venture can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 16 years are remaining as of December 31, 2018. This triggered an impairment test of the assets within the joint venture and the shorter time period over which to recover the carrying value of the assets has led to an impairment charge being recorded in the year ended December 31, 2017. The life of the concession is now expected to expire in 2034. The Company is also a 50% owner of the PeruRail joint venture, which operates and manages rolling stock, including the Belmond Andean Explorer and Belmond Hiram Bingham, and is not anticipated to be impacted by the shortening of the expected FTSA concession life as it can continue to run trains on the track after the conclusion of FTSA's concession.

There are contingent guarantees to unconsolidated companies which are not recognized in the consolidated financial statements. The contingent guarantees for each Peruvian joint venture may only be enforced in the event there is a change in control of the relevant joint venture, which would occur only if Belmond’s ownership of the economic and voting interests in the joint venture falls below 50%, an event which has not occurred and is not expected to occur. As at December 31, 2018, Belmond does not expect that it will be required to fund these guarantees relating to these joint venture companies.

Belmond has contingently guaranteed, through 2021, $14,001,000 of debt obligations of the joint venture in Peru that operates five hotels and has contingently guaranteed the Peru rail joint venture’s obligations relating to the performance of its governmental rail concessions, currently in the amount of $11,586,000, through May 2019.

9.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2018	2017
December 31,	$’000	$’000

Land and buildings	1,202,847	1,126,496
Machinery and equipment	192,077	181,670
Furniture, fixtures and equipment	301,751	263,716
River cruise ship and canal boats	5,024	13,900

	1,701,699	1,585,782
Less: Accumulated depreciation	(439,767)	(417,738)

Total property, plant and equipment, net of accumulated depreciation	1,261,932	1,168,044

The depreciation charge on property, plant and equipment of continuing operations for the year ended December 31, 2018 was $60,192,000 (2017 - $62,252,000; 2016 - $51,835,000).

The table above includes the property, plant and equipment of Charleston Center LLC, a consolidated VIE, of $192,712,000 (2017 - $197,369,000). See Note 7.

There was $4,832,000 capitalized interest in the year ended December 31, 2018 (2017 - $624,000; 2016 - $Nil).

During the year ended December 31, 2018, additions relating to work-in-progress have been reclassified from property, plant and equipment to other intangible assets. See Note 11.

During the year ended December 31, 2018, Belmond considered whether the decline in performance at Belmond Governor's Residence and Belmond Road to Mandalay as a result of the fall in tourist arrivals in Myanmar due to negative perceptions of the country indicated that the carrying amount of the businesses’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. Belmond compared the carrying value of the assets to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The combined impairment charge of $4,775,000 is included within impairment of property, plant and equipment and other assets in the statements of consolidated operations and in the results of the operations of Belmond Governor's Residence and Belmond Road to Mandalay, which are included in Owned hotels in the Company’s Rest of world segment, and in the Company's Owned trains & cruises segment, respectively.

In January 2018, the '21' Club sustained water damage which resulted in the restaurant's closure. It reopened during the course of 2018. During the year ended December 31, 2018 the Company recorded a write-off to property, plant and equipment to reflect the assets damaged of $1,287,000 and incurred fixed costs and site clean-up costs of $2,913,000. A corresponding insurance receivable was recorded as recovery of those amounts was expected to be probable. In the year ended December 31, 2018, the Company received $6,922,000 of insurance proceeds related to the recovery of property damage and business interruption and a gain recognized of $2,722,000 in other operating income in the statements of consolidated operations relating to the excess business interruption and property damage insurance recovered above the level of receivable recorded.

In September 2017, the islands of Anguilla and St Martin were hit by Hurricanes Irma and Jose when both Belmond La Samanna on St Martin and Belmond Cap Juluca on Anguilla were closed for the season. Both properties are included in Belmond’s global insurance program which provides combined property damage and business interruption cover for the Caribbean as well as separate flood insurance cover. In addition, Belmond La Samanna has a separate property damage insurance policy covering the eight villas at the resort. During the year ended December 31, 2017, the Company recorded a write-off to property, plant and equipment at the two properties, and a corresponding insurance receivable as recovery of those amounts was expected to be probable. In July 2018, a final settlement was agreed with the insurer of the global insurance program. In the year ended December 31, 2018, the Company received $32,600,000 of insurance proceeds related to the recovery of property damage and business interruption at Belmond La Samanna and Belmond Cap Juluca and recognized $11,160,000 in other operating income in the statements of consolidated operations relating to gain contingencies at the two properties.

During the year ended December 31, 2017, Belmond considered whether the decline in performance of Belmond Road to Mandalay caused by increased competition in Myanmar indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to management’s best estimate of the fair value based on an internally developed discounted cash flow analysis. The impairment charge of $7,124,000 is included within impairment of property, plant and equipment in the statements of consolidated operations and in the results of the operations of Belmond Road to Mandalay, which is included in the Company's Owned trains & cruises segment.

During the year ended December 31, 2017, Belmond considered whether the decline in performance of Belmond Northern Belle caused by a reduction in passenger numbers sourced mainly from regional markets in the U.K. indicated that the carrying amount of the business’ fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on assumptions of potential market value. The impairment charge of $1,092,000 is included within impairment of property, plant and equipment in the statements of consolidated operations and in the results of the operations of Belmond Northern Belle, which is included in the Company's Owned trains & cruises segment.

During the year ended December 31, 2016, Belmond considered whether the decline in performance of Belmond Orcaella, a cruise ship in Myanmar under long-term charter, caused by increased competition in Myanmar indicated that the carrying amount of the business' fixed assets may not be recoverable. Belmond concluded that an impairment trigger existed and an impairment test was required. The carrying value of assets was written down to fair value based on management’s best estimate of the recoverable value. The impairment charge of $1,007,000 is included within impairment of property, plant and equipment in the statements of consolidated operations and in the results of the operations of Belmond Orcaella, which is included in the Company's Owned trains & cruises segment.

10.    Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2018 and 2017 are as follows:

	Beginning balance at January 1, 2018						Ending balance at December 31, 2018
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2018	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	70,660	(14,202)	56,458	164	(976)	(3,750)	67,074	(15,178)	51,896
North America	71,601	(21,610)	49,991	—	—	—	71,601	(21,610)	49,991
Rest of world	20,530	(13,149)	7,381	—	(3,743)	(530)	20,000	(16,892)	3,108
Owned trains and cruises	7,052	(662)	6,390	—	—	(313)	6,739	(662)	6,077

Total	169,843	(49,623)	120,220	164	(4,719)	(4,593)	165,414	(54,342)	111,072

	Beginning balance at January 1, 2017						Ending balance at December 31, 2017
	Gross goodwill amount	Accumulated impairment	Net goodwill amount	Goodwill on acquisition	Impairment	Foreign currency translation adjustment	Gross goodwill amount	Accumulated impairment	Net goodwill amount
Year ended December 31, 2017	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000	$'000

Owned hotels:
Europe	64,459	(14,202)	50,257	—	—	6,201	70,660	(14,202)	56,458
North America	66,101	(16,110)	49,991	5,500	(5,500)	—	71,601	(21,610)	49,991
Rest of world	20,581	(13,149)	7,432	—	—	(51)	20,530	(13,149)	7,381
Owned trains and cruises	6,325	(662)	5,663	—	—	727	7,052	(662)	6,390

Total	157,466	(44,123)	113,343	5,500	(5,500)	6,877	169,843	(49,623)	120,220

In the year ended December 31, 2018, goodwill of $164,000 was recognized on the acquisition of Castello di Casole. See Note 5.

In the year ended December 31, 2017, goodwill of $5,500,000 was recognized on the acquisition of Cap Juluca. See Note 5.

Belmond's annual impairment test date is October 1, when all reporting units with goodwill balances are reviewed for impairment. The impairment test compares the carrying value of each reporting unit to its fair value to determine if an impairment is indicated. The fair value of a reporting unit is determined using internally developed discounted future cash flow models, which include input from external valuation experts to provide discount and long term growth rates. A goodwill impairment charge is measured as the amount by which a reporting unit's carrying value exceeds its fair value, however the impairment charge is not to exceed the carrying amount of goodwill allocated to that reporting unit.
During the year ended December 31, 2018, the following non-cash goodwill impairment charges were identified and recorded within impairment of goodwill in the statements of consolidated operations:

•
An impairment charge of $2,195,000 at Belmond Governor’s Residence. Belmond determined that this impairment was triggered by the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, adversely impacting the discounted cash flows resulting in a full impairment of the goodwill balance.

•
An impairment charge of $1,548,000 at Belmond La Résidence d’Angkor. Belmond determined that the impairment was triggered by slower than anticipated growth at the hotel, which adversely impacted discounted cash flows resulting in a full impairment of the goodwill balance.

•
An impairment charge of $819,000 at Belmond Villa San Michele. Belmond determined that the impairment was triggered by lower than anticipated performance and a reduction in group business, which adversely impacted discounted cash flows resulting in a full impairment of the goodwill balance.

•
An impairment charge of $157,000 at Belmond Castello di Casole. Belmond determined that the impairment was triggered by lower than anticipated cash flows generated by the hotel, which adversely impacted discounted cash flows resulting in a full impairment of the goodwill balance.

During the year ended December 31, 2018, Belmond considered whether the difficult economic conditions in Russia indicated that it was more likely than not that the fair value of Belmond Grand Hotel Europe was less than its carrying value. Under the first step of the goodwill impairment test, the fair value of Belmond Grand Hotel Europe was approximately 7% in excess of its carrying value. Belmond Grand Hotel Europe had a goodwill balance of $8,052,000 at December 31, 2018. Factors that could reasonably be expected to potentially have an adverse effect on the fair value of the reporting unit include the future operating projections of the hotel, volatility in debt or equity markets that could result in changes to the discount rate, economic sanctions and the timing and extent of recovery in the Russian economy.
During the year ended December 31, 2017, Belmond identified a non-cash goodwill impairment of $5,500,000 at Belmond Cap Juluca. Belmond determined that this impairment was triggered by the significant adverse change in use and physical condition of the hotel following Hurricanes Irma and Jose in September 2017. Significant increases in the estimated costs of repair to the hotel negatively impacted the discounted cash flows, resulting in the full impairment of the goodwill balance.
There were no impairments to goodwill in the year ended December 31, 2016.

11.    Other intangible assets

Other intangible assets consist of the following as of December 31, 2018 and 2017:

	Favorable lease assets	Internet sites	Trade names	Software	Total
	$'000	$'000	$'000	$'000	$'000

Carrying amount:
Balance at January 1, 2017	8,501	1,658	7,579	—	17,738
Additions	—	—	6,100	—	6,100
Disposals	—	(247)	—	—	(247)
Foreign currency translation adjustment	59	168	322	—	549

Balance at December 31, 2017	8,560	1,579	14,001	—	24,140

Additions	—	1,858	2,676	6,230	10,764
Impairment	(468)	—	—	—	(468)
Disposals	—	(754)	—	—	(754)
Foreign currency translation adjustment	(264)	(175)	(1,660)	(281)	(2,380)

Balance at December 31, 2018	7,828	2,508	15,017	5,949	31,302

Accumulated amortization:
Balance at January 1, 2017	2,636	1,225		—	3,861
Charge for the year	434	166		—	600
Disposals	—	(247)		—	(247)
Foreign currency translation adjustment	22	126		—	148

Balance at December 31, 2017	3,092	1,270		—	4,362

Charge for the year	347	258		481	1,086
Disposals	—	(754)		—	(754)
Impairment	(312)	—		—	(312)
Foreign currency translation adjustment	(115)	(84)		(22)	(221)

Balance at December 31, 2018	3,012	690		459	4,161

Net book value:
December 31, 2016	5,865	433	7,579	—	13,877

December 31, 2017	5,468	309	14,001	—	19,778

December 31, 2018	4,816	1,818	15,017	5,490	27,141

Favorable lease intangible assets are amortized over the terms of the leases, which are between 19 and 60 years. Internet sites are amortized over a period of five to ten years. Software is amortized over a period of ten years. Trade names have an indefinite life and therefore are not amortized, but are assessed for impairment annually or when events indicate that impairment may have occurred.

In the year ended December 31, 2018, trade name additions of $2,676,000 were recognized on the acquisition of Castello di Casole. See Note 5.

In the year ended December 31, 2018, software additions of $6,230,000 were recognized in relation to the Company's new enterprise resource planning and customer relationship management systems and internet sites additions of $1,858,000 were recognized in relation to the overhaul of the Company's website. These additions relating to work-in-progress have been reclassified from property, plant and equipment to other intangible assets.

In the year ended December 31, 2017, trade name additions of $6,100,000 were recognized on the acquisition of Cap Juluca. See Note 5.

Amortization expense from continuing operations for the year ended December 31, 2018 was $1,086,000 (2017 - $600,000; 2016 - $561,000). Estimated amortization expense for each of the years ending December 31, 2019 to December 31, 2023 is approximately $1,750,000.

During the year ended December 31, 2018, Belmond identified a non-cash favorable lease asset impairment of $156,000 at Belmond Governor’s Residence. Belmond determined that the impairment was triggered by the fall in tourist arrivals in Myanmar, due to negative perceptions of the country, adversely impacting the discounted cash flows, resulting in a full impairment of the favorable lease asset balance. The favorable lease asset impairment charge is included within impairment of property, plant and equipment and other assets in the statements of consolidated operations.

In the years ended December 31, 2017 and 2016, no impairments of other intangible assets were recognized.

The trade names of Belmond Cap Juluca, Belmond Grand Hotel Europe and Belmond Castello di Casole were tested for impairment as of October 1, 2018. Under the first step of the impairment test, the fair value of the Belmond Cap Juluca trade name was approximately 225% in excess of its carrying value, the fair value of the Belmond Grand Hotel Europe trade name was approximately 31% in excess of its carrying value and the fair value of the Belmond Castello di Casole trade name was approximately 32% in excess of its carrying value. Belmond Cap Juluca, Belmond Grand Hotel Europe and Belmond Castello di Casole had trade name balances of $6,100,000, $6,419,000 and $2,498,000, respectively, at December 31, 2018. See Note 10 for discussion of factors that could reasonably be expected to potentially have an adverse effect on the fair value of the Belmond Grand Hotel Europe and Belmond Castello di Casole trade names.

12.    Debt and obligations under capital lease

(a)    Long-term debt and obligations under capital lease

Long-term debt and obligations under capital lease consists of the following:

	2018	2017
December 31,	$’000	$’000

Loans from banks and other parties collateralized by tangible and intangible personal property and real estate with a maturity of two to six years (2017 - 20 months to seven years), with a weighted average interest rate of 4.41% (2017 - 4.11%)	773,548	724,208
Obligations under capital lease	68	22

Total long-term debt and obligations under capital leases	773,616	724,230

Less: Current portion	6,332	6,407
Less: Discount on secured term loan	2,642	3,092
Less: Debt issuance costs	10,996	13,979

Non-current portion of long-term debt and obligations under capital lease	753,646	700,752

On July 3, 2017, Belmond entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement"), which had previously consisted of (a) a seven-year $551,955,000 term loan facility consisting of a $345,000,000 U.S. dollar tranche and a €150,000,000 euro-denominated tranche (equivalent to $206,955,000 at drawdown), scheduled to mature on March 21, 2021; and (b) a $105,000,000 revolving credit facility scheduled to mature on March 21, 2019.

The Amended and Restated Credit Agreement provides the Company with (i) a seven-year $603,434,000 secured term loan (the "Term Loan Facility") that matures on July 3, 2024 and (ii) a $100,000,000 revolving credit facility (the "Revolving Credit Facility") that matures on July 3, 2022 (together the "Secured Credit Facilities").

The Term Loan Facility has two tranches, a U.S. dollar tranche ($394,000,000 currently outstanding) and a euro-denominated tranche (€176,315,000 currently outstanding, equivalent to $201,780,000 as at December 31, 2018). The dollar tranche bears interest at a rate of LIBOR plus 2.75% per annum, and the euro tranche bears interest at a rate of EURIBOR plus 3.00% per annum. Both tranches are subject to a 0% interest rate floor. The annual mandatory amortization is 1% of the principal amount.
The Revolving Credit Facility has a maturity of five years and bears interest at a rate of LIBOR plus 2.50% per annum, with a commitment fee of 0.4% paid on the undrawn amount.
The Secured Credit Facilities are secured by pledges of shares in certain Company subsidiaries and by security interests in tangible and intangible personal property. There are no mortgages over real estate.

As at December 31, 2018, Belmond was financed with a $595,780,000 Term Loan Facility and a $100,000,000 Revolving Credit Facility. In March 2018, Belmond made drawdowns totaling $38,862,000 on its Revolving Credit Facility which it repaid in full in July 2018. In December 2018, Belmond made drawdowns of €15,000,000 (equivalent to $17,168,000 as at December 31, 2018) on its Revolving Credit Facility leaving an undrawn balance of $82,832,000.

In April 2017, Belmond made a drawdown of $45,000,000 on its prior Revolving Credit Facility in connection with the acquisition of Cap Juluca, which was repaid following the Amended and Restated Credit Agreement on July 3, 2017. See Note 5.
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

The following is a summary of the aggregate maturities of long-term debt, including obligations under capital lease, at December 31, 2018:

Year ended December 31,	$’000

2019	6,332
2020	6,386
2021	166,097
2022	23,215
2023	6,049
2024 and thereafter	565,537

Total long-term debt and obligations under capital lease	773,616

The Company has guaranteed $612,946,000 of the long-term debt of its subsidiary companies as at December 31, 2018 (2017 -$611,351,000).

The tables above include the debt of Charleston Center LLC of $160,602,000 at December 31, 2018 (2017 - $112,857,000). The debt is non-recourse to Belmond and includes $160,000,000 which was refinanced in June 2018.

Debt issuance costs related to the above outstanding long-term debt were $10,996,000 at December 31, 2018 (December 31, 2017 - $13,979,000), including $979,000 at December 31, 2018 (December 31, 2017 - $533,000) related to the debt of Charleston Center LLC, a consolidated VIE, and are amortized to interest expense over the term of the corresponding long-term debt.

(b)    Revolving credit and working capital facilities

Belmond had approximately $100,571,000 of revolving credit and working capital facilities at December 31, 2018 (2017 - $100,598,000) of which $83,404,000 was available (2017 - $100,598,000).

13.    Other liabilities

The major balances in other liabilities are as follows:

	2018	2017
December 31,	$’000	$’000

Interest rate swaps (see Note 23)	1,258	—
Long-term income tax liability	1,769	2,143
Deferred gain on sale of Inn at Perry Cabin by Belmond	—	750
Deferred lease incentive	78	130
Other derivative instrument (Note 23)	800	—

Total other liabilities	3,905	3,023

14.    Pensions

From January 1, 2003, a number of non-U.S. Belmond employees participated in a funded defined benefit pension plan in the United Kingdom called the Belmond (UK) Ltd. 2003 Pension Scheme. On May 31, 2006, the plan was closed for future benefit accruals.

The significant weighted-average assumptions used to determine net periodic costs of the plan during the year were as follows:

	2018	2017	2016
Year ended December 31,	%	%	%

Discount rate	2.50	2.70	3.85
Expected long-term rate of return on plan assets	3.96	3.87	4.90

The significant weighted-average assumptions used to determine benefit obligations of the plan at year end were as follows:

	2018	2017
December 31,	%	%

Discount rate	2.80	2.50

The discount rate effectively represents the average rate of return on high quality corporate bonds at the end of the year in the country in which the benefit obligations arise.

The expected rate of return on the pension fund assets, net of expenses has been determined by considering the actual asset classes held by the plan at December 31, 2018 and the yields available on U.K. government bonds at that date.

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

The expected returns on annuities are set equal to the end of year discount rate as the value of annuities is tied to that rate.

The fair value of Belmond’s pension plan assets at December 31, 2018 and 2017 by asset category is as follows:

	Total	Level 1	Level 2	Level 3
December 31, 2018	$’000	$’000	$’000	$’000

Cash	733	733	—	—
Equity securities:
U.K. managed funds	3,800	3,800	—	—
Overseas managed funds	7,437	7,437	—	—
Fixed income securities:
U.K. government bonds	3,701	3,701	—	—
Corporate bonds	3,910	3,910	—	—
Other types of investments:
Quoted hedge funds	4,091	4,091	—	—
Annuities	1,892	—	—	1,892

	25,564	23,672	—	1,892

	Total	Level 1	Level 2	Level 3
December 31, 2017	$’000	$’000	$’000	$’000

Cash	1,908	1,908	—	—
Equity securities:
U.K. managed funds	4,529	4,529	—	—
Overseas managed funds	8,486	8,486	—	—
Fixed income securities:
U.K. government bonds	3,058	3,058	—	—
Corporate bonds	3,437	3,437	—	—
Other types of investments:
Quoted hedge funds	4,635	4,635	—	—
Annuities	2,179	—	—	2,179

	28,232	26,053	—	2,179

The value of the annuities is the present value at the measurement date of the expected future cashflows under the annuity policy in which significant unobservable inputs were used. Therefore, we have classified the annuities as Level 3 assets.

All other assets are valued using quoted market prices in active markets or other observable inputs.

Reconciliations of fair value measurements using significant unobservable inputs (Level 3) at December 31, 2018 and 2017 are as follows:

Annuities
Year ended December 31, 2018	$’000

Beginning balance at January 1, 2018	2,179
Foreign exchange	(129)
Actual return on plan assets:
Assets still held at the reporting date	(88)
Purchases, sales and settlements, net	(70)

Ending balance at December 31, 2018	1,892

Annuities
Year ended December 31, 2017	$’000

Beginning balance at January 1, 2017	1,942
Foreign exchange	190
Actual return on plan assets:
Assets still held at the reporting date	120
Purchases, sales and settlements, net	(73)

Ending balance at December 31, 2017	2,179

The allocation of the assets was in compliance with the target allocation set out in the plan investment policy, the principal objectives of which are to deliver returns above those of government and corporate bonds and to minimize the cost of providing pension benefits.

The changes in the benefit obligation, the plan assets and the funded status for the plan were as follows:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Change in benefit obligation:
Benefit obligation at beginning of year	28,882	25,465	24,556
Interest cost	705	713	861
Actuarial loss/(gain)	(2,027)	663	5,259
Benefits paid	(556)	(485)	(529)
Foreign currency translation	(1,627)	2,526	(4,682)

Benefit obligation at end of year	25,377	28,882	25,465

Change in plan assets:
Fair value of plan assets at beginning of year	28,232	24,018	24,202
Actual return on plan assets	(1,013)	1,264	3,116
Employer contributions	527	1,009	1,730
Benefits paid	(556)	(485)	(529)
Foreign currency translation	(1,626)	2,426	(4,501)

Fair value of plan assets at end of year	25,564	28,232	24,018

Funded status at end of year	187	(650)	(1,447)

Net actuarial (gain)/loss recognized in other comprehensive loss	(689)	(383)	2,649

Amounts recognized in the consolidated balance sheets consist of the following:

	2018	2017
December 31,	$’000	$’000

Non-current assets	187	—

Non-current liabilities	—	650

Amounts recognized in accumulated other comprehensive loss gross of tax consist of the following:

	2018	2017
December 31,	$’000	$’000

Net loss	(11,511)	(12,200)
Prior service cost	—	—
Net transitional obligation	—	—

Total amount recognized in accumulated other comprehensive loss	(11,511)	(12,200)

The following table details certain information with respect to Belmond’s U.K. defined benefit pension plan:

	2018	2017
Year ended December 31,	$’000	$’000

Projected benefit obligation	25,377	28,882

Accumulated benefit obligation	25,377	28,882

Fair value of plan assets	25,564	28,232

Components of net periodic benefit cost are as follows:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Service cost	—	—	—
Interest cost on projected benefit obligation	705	713	861
Expected return on assets	(1,081)	(997)	(1,121)
Net amortization and deferrals	756	780	615

Net periodic benefit cost	380	496	355

Belmond (UK) Ltd., the plan sponsor and a wholly owned subsidiary of the Company ("Belmond UK"), was previously obligated to pay £1,272,000 (equivalent to $1,615,000 at December 31, 2018) annually to the plan under the U.K. statutorily-mandated triennial negotiation with the plan's trustees. With a new triennial arrangement that came into effect in June 2017, the funding obligation was reduced from £106,000 to £24,000 (equivalent to $135,000 and $30,000, respectively, as at December 31, 2018) per month. Under the prior contribution level, the plan's funding deficit was projected to be fully funded by the end of 2017. With the current funding level, Belmond UK is obligated to continue funding until the audited financials of the plan for the year ended December 31, 2018 are available. If no unfunded balance remains, Belmond UK shall be able to suspend further payments, but otherwise it will be expected to continue paying its monthly contribution, subject to any subsequent triennial negotiation with the plan's trustees. However, pursuant to the terms of the new triennial arrangement, once the plan is fully funded, Belmond UK will remain obligated to restore the plan to a fully funded balance over the remainder of the period through December 31, 2021 should its position deteriorate.

In May 2014, Belmond Ltd. guaranteed the payment obligations of Belmond UK through 2023, subject to a cap of £8,200,000 (equivalent to $10,414,000 at December 31, 2018), which reduces commensurately with every payment made to the plan since December 31, 2012. As part of the recent triennial negotiation referred to above, Belmond reinstated this guarantee effective July 1, 2017, for the period through 2026 and reset the cap from December 31, 2015 at £8,200,000, which as before will reduce with each payment made to the plan over the period.

The following benefit payments, which reflect assumed future service, are expected to be paid:

Year ended December 31,	$’000

2019	629
2020	504
2021	648
2022	549
2023	652
Next five years	5,032

The estimated net loss amortized from accumulated other comprehensive income/(loss) into net periodic pension cost in the next fiscal year is $240,000.

Certain employees of Belmond were members of defined contribution pension plans.  Total contributions to the plans were as follows:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Employers’ contributions	2,304	2,030	2,052

15.    Income taxes

The Company is incorporated in Bermuda and migrated its tax residence to the United Kingdom on April 1, 2015. Belmond’s effective tax rate is significantly affected by its mix of income and loss in various jurisdictions as there is significant variation in the income tax rate imposed and also by the effect of losses in jurisdictions where the tax benefit is not recognized.

In the year ended December 31, 2018, the additional tax attributable to taxation rates in excess of the territory where Belmond Ltd. is tax resident had the impact of increasing the provision for income taxes by $8,316,000 (2017: $13,874,000, 2016: $9,509,000).

Accordingly, the income tax provision is attributable to income tax charges incurred by subsidiaries operating in jurisdictions that impose an income tax, and is impacted by the effect of valuation allowances and uncertain tax positions. The income tax provision is also affected by certain items that may occur in any given year, but are not consistent from year to year.

The provision for income taxes consists of the following:

		Provision for income taxes
Year ended December 31, 2018	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(25,025)	3,893	—	3,893
Bermuda	(7,161)	—	—	—
United States	4	832	(1,789)	(957)
Brazil	3,863	1,810	51	1,861
Italy	15,748	5,701	(7,328)	(1,627)
Peru	14,876	5,044	(298)	4,746
Rest of the world	(25,919)	2,926	3,141	6,067

	(23,614)	20,206	(6,223)	13,983

		Provision for income taxes
Year ended December 31, 2017	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(18,518)	1,671	(372)	1,299
Bermuda	(34,873)	—	—	—
United States	(1,850)	3,332	(12,987)	(9,655)
Brazil	2,193	2,322	(804)	1,518
Italy	20,265	5,359	972	6,331
Peru	14,367	4,712	248	4,960
Rest of the world	(9,887)	2,800	(699)	2,101

	(28,303)	20,196	(13,642)	6,554

		Provision for income taxes
Year ended December 31, 2016	Pre-tax (loss)/ income $’000	Current $’000	Deferred $’000	Total $’000

UK	(6,702)	949	(444)	505
Bermuda	160	—	—	—
United States	2,681	(1,510)	(1,978)	(3,488)
Brazil	15,303	5,498	(121)	5,377
Italy	19,971	4,468	1,998	6,466
Peru	13,965	4,261	1,625	5,886
Rest of the world	(4,622)	3,007	(1,385)	1,622

	40,756	16,673	(305)	16,368

The reconciliation of (losses)/earnings before provision for income taxes and earnings from unconsolidated companies, net of tax at the statutory tax rate to the provision for income taxes is shown in the table below:

	2018	2017	2016
Year ended December 31,	$'000	$'000	$'000

(Losses)/earnings before provision for income taxes and earnings from unconsolidated companies, net of tax	(23,614)	(28,303)	40,756

Tax (benefit)/charge at statutory tax rate of 19%, 19.25% and 20%	(4,487)	(5,448)	8,151

Exchange rate movements on deferred tax	657	2,400	(1,785)
Notional interest deductions	(1,289)	(960)	(1,812)
Imputed cross border charges	815	763	995
Disallowable goodwill impairment charges	1,093	—	—
Other permanent disallowable expenditure	5,159	3,664	483
Change in valuation allowance	5,547	2,215	4,876
Difference in taxation rates	8,316	13,874	9,509
(Reduction in)/additional deferred tax liability in respect of VIE	(1,732)	7,263	—
Change in provisions for uncertain tax positions	46	160	(3,350)
Change in tax rates	—	(19,807)	(643)
Transition tax in U.S.	(190)	2,330	—
Other	48	100	(56)

Provision for income taxes	13,983	6,554	16,368

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following summarizes Belmond’s net deferred tax assets and liabilities:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Operating loss carry-forwards	54,465	58,185	82,292
Pensions	—	95	255
Stock options	680	703	3,617
Other	9,226	8,184	8,283
Less: Valuation allowance	(50,951)	(49,337)	(70,241)

Net deferred tax assets	13,420	17,830	24,206

Other	(6,763)	(4,817)	(5,032)
Property, plant and equipment	(110,609)	(128,206)	(141,231)

Deferred tax liabilities	(117,372)	(133,023)	(146,263)

Net deferred tax liabilities	(103,952)	(115,193)	(122,057)

Non-current deferred income tax liabilities are presented separately on the face of the consolidated balance sheets for all periods and non-current deferred tax assets are included within Other assets.

The gross amount of tax loss carry-forwards is $270,615,000 at December 31, 2018 (2017 - $316,418,000). Of this amount, $15,305,000 will expire in the five years ending December 31, 2023 and a further $15,459,000 will expire in the five years ending December 31, 2028. The remaining losses of $239,851,000 will expire after December 31, 2028 or have no expiry date. After weighing all positive and negative evidence, a valuation allowance has been provided against deferred tax assets where management believes it is more likely than not that the benefits associated with these assets will not be realized.

A deferred tax liability of $1,966,000 (2017 - $1,611,000) has been recognized in respect of income taxes and foreign withholding taxes on the excess of the amount for financial reporting purposes over the tax basis of the investments in foreign joint ventures. Except for earnings that are currently distributed, income taxes and foreign withholding taxes have not been recognized on the excess of the amount for financial reporting purposes over the tax basis of investments in foreign subsidiaries because they are either essentially permanent in duration or because no tax liability would arise. The cumulative amount of such unremitted earnings is approximately $1,388,000,000 at December 31, 2018 (2017 - $1,406,000,000). The determination of the additional deferred taxes that have not been provided is not practical.

Belmond’s 2018 tax charge of $13,983,000 (2017 - tax charge of $6,554,000; 2016 - tax charge of $16,368,000) included a charge of $46,000 (2017 - charge of $160,000; 2016 - credit of $3,350,000) in respect of the provision for uncertain tax positions, of which a charge of $6,000 (2017 - charge of $15,000; 2016 - credit of $639,000) related to the potential interest and penalty costs associated with the uncertain tax positions.

The 2018 provision for income taxes included a deferred tax provision of $5,547,000 in respect of valuation allowances due to a change in judgment concerning Belmond’s ability to realize loss carryforwards and other deferred tax assets in certain jurisdictions compared to a $2,215,000 provision in 2017.

At December 31, 2018, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2018	$’000	$’000	$’000	$’000

Balance, January 1, 2018	532	438	26	68
Additional uncertain tax provision identified during the year	128	109	1	18
Increase to uncertain tax provision on prior year positions	21	9	12	—
Decreases as a result of expiration of the statute of limitations	(103)	(78)	(8)	(17)
Foreign exchange	(25)	(20)	(2)	(3)

Balance at December 31, 2018	553	458	29	66

At December 31, 2018, Belmond recognized a $553,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2018, if recognized, would affect the effective tax rate.

At December 31, 2017, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2017	$’000	$’000	$’000	$’000

Balance at January 1, 2017	318	249	21	48
Additional uncertain tax provision identified during the year	215	197	1	17
Increase to uncertain tax provision on prior year positions	27	17	7	3
Decreases as a result of expiration of the statute of limitations	(82)	(69)	(3)	(10)
Foreign exchange	54	44	—	10

Balance at December 31, 2017	532	438	26	68

At December 31, 2017, Belmond recognized a $532,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2017, if recognized, would affect the effective tax rate.

At December 31, 2016, the total amounts of unrecognized tax benefits included the following:

	Total	Principal	Interest	Penalties
Year ended December 31, 2016	$’000	$’000	$’000	$’000

Balance, January 1, 2016	3,678	2,967	656	55
Additional uncertain tax provision identified during the year	78	61	4	13
Increase to uncertain tax provision on prior year positions	4	—	4	—
Uncertain tax provisions settled during the year	(3,308)	(2,668)	(640)	—
Decreases as a result of expiration of the statute of limitations	(124)	(104)	(2)	(18)
Foreign exchange	(10)	(7)	(1)	(2)

Balance, December 31, 2016	318	249	21	48

At December 31, 2016, Belmond recognized a $318,000 liability in respect of its uncertain tax positions. The entire balance of unrecognized tax benefit at December 31, 2016, if recognized, would affect the effective tax rate.

Certain subsidiaries of the Company are subject to taxation in the United States and various states and other non-U.S. jurisdictions. As of December 31, 2018, the earliest year in any jurisdiction which is open to examination by the tax authorities is 2003.

Belmond believes that it is reasonably possible that within the next 12 months the uncertain tax provision will decrease by approximately $100,000 as a result of expiration of uncertain tax positions in certain jurisdictions in which Belmond operates. These amounts relate primarily to transfer pricing inquiries with the tax authorities.

16.    Interest expense

The balances in interest expense are as follows:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Interest expense on long-term debt and obligations under capital lease	34,346	29,425	27,090

Interest on legal settlements	525	(28)	(979)

Amortization of debt issuance costs and discount on secured term loan	3,003	3,682	3,044

Interest capitalized	(4,832)	(624)	—

Total interest expense	33,042	32,455	29,155

17.    Supplemental cash flow information

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:
Interest	34,606	30,329	40,930

Income taxes, net of refunds	16,681	19,838	19,804

To reflect the actual cash paid for capital expenditure to acquire property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were a decrease of $127,000 and an increase of $661,000 for the years ended December 31, 2018 and 2017, respectively.

During the years ended December 31, 2017 and 2016, cash paid during the period for interest included the payment of accrued interest on a 1984 development loan from a municipal agency that was fully repaid by Charleston Center LLC in June 2016.
18.    Cash, cash equivalents and restricted cash

The major balances in cash, cash equivalents and restricted cash are as follows:

	2018	2017
December 31,	$’000	$’000

Cash and cash equivalents	108,441	180,153
Cash deposits required to be held with lending banks as collateral	1,506	801
Prepaid customer deposits which will be released to Belmond under its revenue recognition policy	1,894	2,488
Bonds and guarantees	43	633

Total cash, cash equivalents and restricted cash	111,884	184,075

Restricted cash classified as long-term and included in other assets on the consolidated balance sheet at December 31, 2018 was $1,506,000 (December 31, 2017 - $801,000).

19.    Shareholders’ equity

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

(b)          Shareholder rights agreement

The Company has in place a shareholder rights agreement which will be implemented not earlier than the tenth day following the first to occur of (i) the public announcement of the acquisition by a person (other than a subsidiary of the Company) of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, and (ii) the commencement or announcement of a tender offer or exchange offer by a person for 30% or more of the outstanding class A common shares or 30% or more of the outstanding class B common shares. At that time, the rights will detach from the class A and class B common shares, and the holders of the rights will be entitled to purchase, for each right held, one one hundredth of a series A junior participating preferred share of the Company at an exercise price of $70 (the “Purchase Price”) for each one one hundredth of such junior preferred share, subject to adjustment in certain events. From and after the date on which any person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares, each holder of a right (other than the acquiring person) will be entitled upon exercise to receive, at the then current Purchase Price and in lieu of the junior preferred shares, that number of class A or class B common shares (depending on whether the right was previously attached to a class A or B share) having a market value of twice the Purchase Price. If the Company is acquired or 50% or more of its consolidated assets or earning power is sold, each holder of a right will be entitled to receive, upon exercise at the then current Purchase Price, that amount of common equity of the acquiring company which at the time of such transaction would have a market value of two times the Purchase Price. Also, the Company’s board of directors may exchange all or some of the rights for class A and class B common shares (depending on whether the right was previously attached to a class A or B share) if any person acquires 15% beneficial ownership as described above, but less than 50% beneficial ownership. The rights will expire on June 1, 2020 but may be redeemed at a price of $0.05 per right at any time prior to the tenth day following the date on which a person acquires beneficial ownership of 15% or more of the outstanding class A common shares or 15% or more of the outstanding class B common shares. The rights are not currently exercisable, and will not become exercisable in connection with the consummation of the transactions contemplated by the Merger Agreement or the Support Agreement. If the merger is completed, the rights will expire and cease to be exercisable as of, but conditioned on, the merger.

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

20.    Share-based compensation plans

At December 31, 2018, Belmond had two share-based compensation plans, the 2004 stock option plan and the 2009 share award and incentive plan. The compensation cost that has been charged to selling, general and administrative expense for these plans was $5,364,000 for the year ended December 31, 2018 (2017 - $5,809,000; 2016 - $6,272,000). Cash received from exercised options and vested awards was $7,000 for the year ended December 31, 2018 (2017 - $305,000; 2016 - $17,000). The total compensation cost related to unexercised options and unvested share awards at December 31, 2018 to be recognized over the period January 1, 2018 to December 31, 2022, was $8,798,000 and the weighted average period over which it is expected to be recognized is 31 months. Measured from the grant date, all awards of restricted shares have a maximum vesting period of four years (and those with performance criteria have a maximum vesting period of three years), and all awards of share options have a vesting period of four years with a maximum term of ten years. There were no grants under the 2004 stock option plan during the year ended December 31, 2018.

(a)          2004 stock option plans

Under the Company’s 2004 stock option plan, options to purchase up to 1,000,000 class A common shares could be awarded to employees of Belmond at fair market value at the date of grant.  Options are exercisable three years after award and must be exercised ten years from the date of grant. At December 31, 2018, no class A common shares were reserved under the 2004 plan. At December 31, 2018, no shares remain available for future grants under the 2004 plan as these have been transferred to the 2009 plan described below which became effective in 2009.

Details of share option transactions under the 2004 stock option plan are as follows:

	Number of shares subject to options	Weighted average exercise price $

Outstanding — January 1, 2017	66,350	39.63
Exercised	(3,907)	5.89
Forfeited, canceled or expired	(47,143)	47.90

Outstanding — December 31, 2017	15,300	15.99
Exercised	(5,022)	5.89
Forfeited, canceled or expired	(10,278)	31.02

Outstanding — December 31, 2018	—	—

Exercisable — December 31, 2018	—	—

The fair value of options which were exercised in the year to December 31, 2018 was $10,000. No options vested and no options were granted under the plans during the year ended December 31, 2018.

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

During the year ended December 31, 2018, the following deferred and restricted share awards were made under the 2009 share award and incentive plan on the following dates:

2009 share award and incentive plan	Class A common shares	Date granted	Vesting date	Purchase price

Restricted shares without performance criteria	20,635	December 20, 2018	December 20, 2019	$0.01
Restricted shares without performance criteria	20,635	December 20, 2018	December 20, 2020	$0.01
Restricted shares without performance criteria	20,635	December 20, 2018	December 20, 2021	$0.01
Restricted shares without performance criteria	20,635	December 20, 2018	December 20, 2022	$0.01
Restricted shares without performance criteria	2,850	June 24, 2018	June 24, 2020	$0.01
Restricted shares without performance criteria	2,850	June 24, 2018	June 24, 2021	$0.01
Restricted shares without performance criteria	2,850	June 24, 2018	June 24, 2022	$0.01
Restricted shares without performance criteria	107,982	June 24, 2018	June 24, 2019	$0.01
Restricted shares without performance criteria	25,232	June 24, 2018	On retirement	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2019	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2020	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2021	$0.01
Restricted shares with performance criteria	342,300	March 24, 2018	March 24, 2021	$0.01
Restricted shares without performance criteria	59,100	March 24, 2018	March 24, 2022	$0.01
Restricted shares without performance criteria	7,750	January 15, 2018	January 15, 2021	$0.01
Restricted shares without performance criteria	7,750	January 15, 2018	January 15, 2022	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2019	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2020	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2021	$0.01
Restricted shares without performance criteria	510	January 1, 2018	January 1, 2022	$0.01

Transactions relating to share options under the 2009 plan have been as follows:

	Number of shares subject to options	Weighted average exercise price $	Weighted average remaining contractual life in years	Aggregate intrinsic value $’000

Outstanding — January 1, 2017	2,644,489	11.17
Granted	581,300	12.59
Exercised	(107,552)	8.76
Forfeited, canceled or expired	(428,830)	11.22

Outstanding — December 31, 2017	2,689,407	10.75
Granted	—	—
Exercised	(64,174)	10.50
Forfeited, canceled or expired	(365,171)	11.72

Outstanding — December 31, 2018	2,260,062	11.57	6.3	30,418

Exercisable — December 31, 2018	1,595,372	11.39	5.5	21,799

The options outstanding under the 2009 plan at December 31, 2018 were as follows:

Exercise prices $	Outstanding at 12/31/2018	Exercisable at 12/31/2018	Remaining contractual lives in years	Exercise prices for outstanding options $	Exercise prices for exercisable options $

8.91	19,800	19,800	0.9	8.91	8.91
8.37	13,600	13,600	1.4	8.37	8.37
11.44	44,650	44,650	1.9	11.44	11.44
11.69	44,600	44,600	2.4	11.69	11.69
8.06	119,250	119,250	2.9	8.06	8.06
9.95	31,700	31,700	3.2	9.95	9.95
8.42	50,600	50,600	3.4	8.42	8.42
11.32	132,050	132,050	3.9	11.32	11.32
9.95	31,700	31,700	4.1	9.95	9.95
11.74	70,800	70,800	4.4	11.74	11.74
14.51	145,850	145,850	5.0	14.51	14.51
14.08	78,000	78,000	5.5	14.08	14.08
11.57	206,033	206,033	6.0	11.57	11.57
12.50	68,100	50,575	6.5	12.50	12.50
13.75	96,165	72,124	6.7	13.75	13.75
8.98	249,452	182,785	6.9	8.98	8.98
9.64	123,000	61,500	7.5	9.64	9.64
12.75	241,475	116,675	7.9	12.75	12.75
13.45	138,600	34,650	8.5	13.45	13.45
12.25	354,637	88,430	9.0	12.25	12.25

	2,260,062	1,595,372
The fair value of option grants made in the year to December 31, 2018 was $Nil. The fair value of options which became exercisable in the year to December 31, 2018 was $1,055,000. The fair value of options which were exercised in the year was $262,000. The number of options which vested during the year was 363,740.

Transactions relating to deferred shares and restricted shares under the 2009 plan have been as follows:

	Number of shares subject to awards	Weighted average exercise price $	Aggregate intrinsic value $'000

Outstanding — January 1, 2017	1,193,775	0.01
Granted	565,621	0.01
Vested and issued	(334,958)	0.01
Forfeited, canceled or expired	(152,700)	0.01

Outstanding — December 31, 2017	1,271,738	0.01
Granted	820,544	0.01
Vested and issued	(351,077)	0.01
Forfeited, canceled or expired	(182,183)	0.01

Outstanding — December 31, 2018	1,559,022	0.01	39,007

At December 31, 2018, awards of deferred shares and restricted shares on 1,559,022 class A common shares were reserved under the 2009 plan. Of these awards, 849,322 deferred shares and restricted shares do not specify any performance criteria and will vest up to December 2022. The remaining awards of up to 709,700 deferred shares are subject to performance criteria.

The fair value of deferred shares and restricted shares awarded in the year to December 31, 2018 was $9,247,000. The fair value of deferred shares vested in the year to December 31, 2018 was $4,258,000.

There were no vested and unissued deferred share or restricted shares awards as of December 31, 2018.

Estimates of the fair value of the share options on the grant date using the Black-Scholes options pricing model were based on the following assumptions:

Year ended December 31,	2018	2017	2016

Expected share price volatility	—%	27% - 34%	29% - 40%
Risk-free interest rate	—%	1.50% - 2.14%	0.76% - 1.84%
Expected annual dividends per share	$—	$—	$—
Expected life of share options	- years	2.5 - 5.5 years	2.5 - 5.5 years

21.    Commitments and contingencies

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

As supplemental proceedings to its arbitration claim, Belmond commenced contempt proceedings in the High Court in London, England, where the owner resided, for pursuing the Indonesian proceedings contrary to an earlier High Court injunction, and obtained against the owner in July 2014 a contempt order, which subsequently resulted in the court issuing a committal order of imprisonment for 120 days. The owner left England before the court order was issued and has not yet served the sentence. See Note 6.

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

Prior to August 2014, with the agreement of the Ministry, the Company had been paying the base annual rent without an annual adjustment for inflation as provided for in the lease, pending resolution of Belmond’s application. Throughout this period, the Company had expensed the full rental amount and has fully accrued the difference between the rental charge and the amount actually paid. Based on the Ministry’s decision denying any relief, the Ministry directed the Company that it would henceforth assess rent at the contractual rate, which has been included in the table of future rental payments as at December 31, 2018, and that it was required to pay the difference between the contractual rent and the rent that had been actually paid. On March 20, 2015, the Ministry provided notice to the hotel that an aggregate amount of approximately R$17,000,000 ($4,387,000) was due on March 31, 2015 as a result of its rejection of any relief sought by Belmond.

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

In October 2017, the Federal Court issued a decision on the merits denying in part the Company’s claim for modification of the lease concession. The Court ruled although the lease is an administration agreement rather than a simple commercial lease, the Company had not overcome its burden of proof to show that a modification was justified. The Court further ordered that the Company must pay the stated rent in the lease rather than the reduced rent set by the Federal Court in September 2016. The Court also revoked the injunction issued in September 2016 that had been subsequently affirmed on appeal prohibiting the Federal Government from pursuing a claim against the Company to recover the difference between the stated lease rent and the amounts the Company actually paid during the period from 2009 to 2014. The Company appealed this decision and requested injunctive relief enjoining the Government from enforcing the decision of the Federal Court pending a hearing on the appeal. In December 2017, the Federal Superior Court denied the Company's request for an injunction and affirmed the lower court's partial decision on the merits.

On April 25, 2018, a Federal Superior Court panel of three judges reversed the prior Superior Court’s decision in Belmond’s favor on all counts, so that the injunction against the Federal Government remains in place and the rent reduction was reinstated on a prospective basis. As a result, the Federal Government cannot seek to enforce its claim for the allegedly unpaid lease obligations. Nonetheless, the Company has reserved against this claim, and this accrual as at December 31, 2018 totaled R$29,272,000 ($7,554,000). The Company intends to continue to vigorously contest this litigation, which has been remanded to the first instance court for a trial on the merits.

Belmond Miraflores Park

The Company is contesting a claim against Belmond Miraflores Park Hotel (“BMP”) by the municipality of Miraflores in Lima, Peru, where BMP is located. The municipality alleges that BMP has generated noise and vibrations in violation of municipal nuisance ordinances resulting in the disturbance of certain apartment owners in an adjoining residential building. The local administrative court ruled in favor of the municipality, and levied a nominal fine and issued an order for injunctive relief that included the potential closure of BMP pending the elimination of the noise and vibrations. In March 2016, after the administrative court’s ruling was affirmed at the trial court and subsequently, the appellate court level, BMP appealed to the Supreme Court of Peru. Enforcement of the ruling of the appellate court has been stayed pending the Supreme Court appeal. In June 2017, the Supreme Court issued a decision accepting BMP’s appeal rather than, as BMP had expected, summarily affirming the appellate court decision. On November 14, 2018, the Supreme Court decided the appeal in BMP's favor on the basis that municipal ordinances may be impermissibly vague and remanded the case to the administrative court. Management believes that the administrative court is likely to find that BMP could not properly be found in violation of the ordinances and dismiss the case; however, even if the administrative court reiterates its prior ruling that BMP has violated the ordinances, the Company believes that the risk of closure of BMP is remote because BMP will have completed its planned remediation by the time of any such ruling and expects to be in compliance with municipal nuisance ordinances to the extent that they are applicable at that time. BMP has other alternatives that it could pursue to resolve this matter if BMP is not compliant by the time of the Supreme Court decision. Accordingly, management does not believe that a material loss is probable and no accrual has been made in respect of this matter.

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

Subsequent to Belmond’s success before the U.K. courts, there have arisen a number of European trademark opposition and infringement cases relating to Belmond "Cipriani" and "Hotel Cipriani" Community trademarks. These include an ongoing invalidity action filed by Arrigo Cipriani and related family companies (the "Family Parties") in the European Trade Mark Office against Belmond’s "Cipriani" Community trademark. To date, Belmond has successfully rebutted this challenge at every level of administrative appeal, including before the EU General Court in Luxembourg which issued a decision in June 2017 dismissing the Family Parties' appeal and ordering that appellant pay the costs of the court and the Company, and most recently in a decision on March 1, 2018, the EU General Court denied the Family Parties’ right to register a “Cipriani” Community trademark in the trademark class for drinks and beverages due to its likelihood to lead to confusion with Belmond’s registered “Cipriani” Community trademarks in the trademark class for hotels and restaurants. Belmond has also recently been successful in securing the cancellation in Portugal of a trademark application filed by a Family Party for “Cipriani”. In addition, Belmond has been successful in obtaining cancellations of "Cipriani" trademark applications made by a Family Party in Russia, although the Family Party has recently commenced another action opposing Belmond’s “Cipriani” trademarks in Russia, which the Company intends to vigorously defend.

In addition, there are a number of ongoing trademark disputes with the Family Parties in Italy: in January 2015, the Cipriani family and affiliated entities commenced proceedings against Belmond in the Court of Venice, asserting that a 1967 agreement pursuant to which the family sold their interest in the Hotel Cipriani constituted a coexistence agreement allowing both the Company to use “Hotel Cipriani”, and the Cipriani family to use “Cipriani”. In November 2017, the Court rejected the family's complaint and awarded costs to the Company. This decision was not subsequently appealed. In August 2015, pursuant to a separate claim filed by the Cipriani family, the Court of Venice ruled in favor of the Cipriani family, determining that its use of the full name (rather than just an initial with the family's surname), would not constitute infringement of the Company’s registered trademark. This ruling was overturned on appeal in favor of the Company in November 2017. The Cipriani family appealed this decision before the Italian Supreme Court, and in a separate filing to the appellate court requested the reconsideration of that court's decision. At the same time, the Company requested reconsideration of the dismissal by the appellate court of the Company's request that Italian trademarks relating to restaurant services filed by the Cipriani family be revoked for non-use. On November 13, 2018, the appellate court denied the Company's request and on January 5, 2019, it denied the Cipriani family's appeal. While Belmond intends to appeal the decision before the Supreme Court and believes it has a meritorious case, Belmond cannot estimate the range of possible additional loss if it should not prevail in this matter and has made no accruals in respect of the matter. Separate proceedings brought by Belmond in Spain to defend Belmond’s marks against a use by the Cipriani family and its affiliated entities of “Cipriani” to promote a restaurant have been stayed pending the outcome of the Venice appeal.

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

On July 6, 2018, the Company entered into an agreement with Mr. Sherwood that terminated the right of first refusal and purchase option. In exchange, Mr. Sherwood will receive an aggregate amount of $3,000,000, payable over a period of two years in three installments. Moreover, in the event of a sale of the hotel or a change in control of the Company within a ten year period following execution of the agreement, the Company would pay to Mr. Sherwood $10,000,000 if such an event happens within a year of the agreement, stepping down by $1,000,000 a year to zero after ten years. Mr. Sherwood would also receive a payment of $25,000,000, less any payments already made under the agreement and with no additional payments due to him thereafter under the agreement, in the event of either (1) a public offer for the Company being made within six months after the execution of the agreement and the closing of a change of control transaction for the Company occurring within six months after such offer was made or (2) a sale of the hotel within one year after the execution of the agreement. See Note 23.

As described in Note 1, on December 14, 2018, the Company announced that it had entered into the Merger Agreement with LVMH, Holding, and Merger Sub, pursuant to which LVMH will acquire the Company. During the year ended December 31, 2018, expenses and fees for professional services related to the board's review of strategic alternatives of $8,455,000 were recognized within selling, general and administrative expenses in the statements of consolidated operations. If the Merger is consummated, the Company expects to incur additional costs related to the board's review of strategic alternatives which may be material. If the Merger Agreement is terminated under certain specified circumstances, Belmond may be required to pay to LVMH a termination fee equal to $92,261,000 under the terms of the Merger Agreement.

In January 2018, the Company, having concluded that without a material change in the cost structure at Belmond La Samanna, it could not justify reinvesting the insurance proceeds recovered following Hurricanes Irma and Jose alongside additional capital to restore and improve the asset, entered into a formal administrative process with the workforce at the property and the St. Martin labor authorities. During the year ended December 31, 2018, a restructuring plan was agreed with the Works Council at the property and approved by the labor authorities.

Capital commitments

Outstanding contracts to purchase property, plant and equipment were approximately $21,197,000 at December 31, 2018 (December 31, 2017 - $19,464,000). In addition, as discussed immediately above, the Company has agreed to pay Mr. Sherwood an aggregate amount of $3,000,000 in cash, payable over a period of two years in three installments. See Note 23.

Other commitments

Since a restructuring plan was agreed with the Works Council at Belmond La Samanna and approved by the labor authorities in St Martin, the Company met the criteria to recognize a liability for restructuring costs.

During the year ended December 31, 2018, restructuring costs at Belmond La Samanna of $14,917,000 were recognized within costs of services and selling, general and administrative expenses in the statements of consolidated operations. Restructuring costs represent charges for employee termination costs and other associated costs. The costs are included in the results of the operation of Belmond La Samanna, which are included in Owned hotels in the Company’s North America segment.

The following table presents the Company’s restructuring reserve activity in respect of Belmond La Samanna during the year ended December 31, 2018.

Liability for restructuring costs
$’000

Balance at December 31, 2017	—
Charges	14,917
Cash payments	(11,884)
Adjustments (1)	(964)
Balance at December 31, 2018 classified in "Accrued Liabilities"	2,069
(1) Adjustments primarily reflect the reversal of charges for certain employees who accepted other positions at the Company, a renegotiation of terms with some employees, and the impact of foreign exchange.

The expected completion date for the workforce restructuring is August 2019.

Future rental payments and rental expense under operating leases

Future rental payments under operating leases in respect of equipment rentals and leased premises are payable as follows:

Year ended December 31,	$’000

2019	10,996
2020	11,043
2021	11,461
2022	9,373
2023	9,429
2024 and thereafter	129,620

181,922

Rental expense under operating leases for the year ended December 31, 2018 amounted to $13,318,000 (2017 - $14,805,000; 2016 - $13,037,000).

22.    Fair value measurements

(a)    Financial instruments recorded at fair value

The following tables summarize the valuation of Belmond’s assets and liabilities by the fair value hierarchy at December 31, 2018 and 2017:

	Level 1	Level 2	Level 3	Total
December 31, 2018	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	3,253	—	3,253

Total assets	—	3,253	—	3,253

Liabilities at fair value:
Derivative financial instruments	—	(1,498)	(13,000)	(14,498)

Total net liabilities	—	1,755	(13,000)	(11,245)

	Level 1	Level 2	Level 3	Total
December 31, 2017	$'000	$'000	$'000	$'000

Assets at fair value:
Derivative financial instruments	—	1,348	—	1,348

Total assets	—	1,348	—	1,348

Liabilities at fair value:
Derivative financial instruments	—	(430)	—	(430)

Total net assets	—	918	—	918

During the years ended December 31, 2018 and 2017, there were no transfers between levels of the fair value hierarchy.

Level 3 amounts relate to the estimated costs to terminate the right of first refusal and purchase option as described in Note 23. An assessment of the fair value of any potential payment due on a change of control of the Company has been made based on the relative probabilities of a change of control and of the various possible outcomes. Unobservable inputs used in the fair value measurement for which there is no market information available include potential future payments based on the likelihood of a change of control within each of the 10 years covered by the agreement and management assumptions behind the relative probabilities of a change of control and of the various possible outcomes. Any change in likelihood of the change in control could result in a higher/(lower) fair value measurement.

Changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2018

	January 1, 2018	Fair Value as at July 6, 2018	Realized and Unrealized Gains/(Losses) in Earnings (1)	December 31, 2018
Liabilities	$’000	$’000	$’000	$’000

Contractual liabilities	—	(10,117)	(2,883)	(13,000)
(1) Movement in the period is due to the Company entering into the Merger Agreement dated December 13, 2018 with LVMH, Holding, and Merger Sub, pursuant to which LVMH will acquire the Company. See Note 1.

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

The estimated carrying values, fair values, and levels of the fair value hierarchy of Belmond's long-term debt as of December 31, 2018 and 2017 were as follows:

		December 31, 2018		December 31, 2017
		Carrying amounts $’000	Fair value $’000	Carrying amounts $’000	Fair value $’000

Total long-term debt, before deduction of discount on secured term loan and debt issuance costs, excluding obligations under capital leases	Level 3	773,548	768,850	724,208	728,994

See Note 12.

(c)    Non-financial assets measured at fair value on a non-recurring basis

The estimated fair values of Belmond’s non-financial assets measured on a non-recurring basis for the years ended December 31, 2018, 2017 and 2016 were as follows:

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2018 $’000

Property, plant and equipment	—	—	—	—	(4,775)

Goodwill	—	—	—	—	(4,719)

Other intangible assets	—	—	—	—	(156)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2017 $’000

Property, plant and equipment	5,955	—	—	5,955	(8,216)

Goodwill	—	—	—	—	(5,500)

		Fair value measurement inputs
	Fair value $’000	Level 1 $’000	Level 2 $’000	Level 3 $’000	Total losses in year ended December 31, 2016 $’000

Property, plant and equipment	—	—	—	—	(1,007)

Property, plant and equipment

In the year ended December 31, 2018, property, plant and equipment at Belmond Governor’s Residence and Belmond Road to Mandalay with a combined carrying value of $4,775,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $4,775,000.

In the year ended December 31, 2017, property, plant and equipment at Belmond Road to Mandalay and Belmond Northern Belle with a combined carrying value of $14,171,000 was written down to fair value of $5,955,000, resulting in a non-cash impairment charge of $8,216,000.

In the year ended December 31, 2016, property, plant and equipment at Belmond Orcaella with a carrying amount of $1,007,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,007,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 9.

Goodwill

In the year ended December 31, 2018, goodwill at Belmond Governor’s Residence with a carrying value of $2,195,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $2,195,000.

In the year ended December 31, 2018, goodwill at Belmond La Résidence d'Angkor with a carrying value of $1,548,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $1,548,000.

In the year ended December 31, 2018, goodwill at Belmond Villa San Michele with a carrying value of $819,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $819,000.

In the year ended December 31, 2018, goodwill at Belmond Castello di Casole with a carrying value of $157,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $157,000.

In the year ended December 31, 2017, goodwill of Belmond Cap Juluca with a carrying value of $5,500,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $5,500,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 10.

Other intangible assets

In the year ended December 31, 2018, the favorable lease asset at Belmond Governor’s Residence with a carrying value of $156,000 was written down to fair value of $Nil, resulting in a non-cash impairment charge of $156,000.

These impairments are included in earnings from continuing operations in the period incurred. See Note 11.

23.    Derivatives and hedging activities

Belmond hedges its interest rate risk, ensuring that an element of its floating rate interest is fixed by using interest rate derivatives. Belmond designates these derivatives as cashflow hedges. Additionally, Belmond designates its foreign currency borrowings and currency derivatives as net investment hedges of overseas operations.

In connection with the July 2017 Amended and Restated Credit Agreement and the June 2018 refinancing of the Charleston Center LLC debt, the interest rate derivatives associated with the previous term loan facility and the previous Charleston Center LLC secured loan were terminated. See Note 12. All amounts in other comprehensive income/(loss) relating to these derivatives will be amortized to interest expense over the remaining original life of the interest rate derivative under ASC 815 Derivatives and Hedging. New interest rate derivatives were entered into to fix an element of the floating interest rate on the Amended and Restated Credit Agreement and the Charleston Center LLC debt.

In connection with the Charleston Center LLC debt, the interest rate derivatives termination resulted in an inflow of $359,000 during the year ended December 31, 2018.

Cash flow hedges of interest rate risk

As of December 31, 2018 and 2017, Belmond had the following outstanding interest rate derivatives stated at their notional amounts in local currency that were designated as cash flow hedges of interest rate risk:

	2018	2017
December 31,	$’000	$’000

Interest rate swaps	€89,500	€89,500
Interest rate swaps	$280,000	$243,000
Interest rate caps	$48,000	$17,200

Fair value

The table below presents the fair value of Belmond’s derivative financial instruments and their classification as of December 31, 2018 and 2017:

		Fair value as of	Fair value as of
		December 31, 2018	December 31, 2017
	Balance sheet location	$’000	$’000
Derivatives designated in a cash flow hedging relationship:
Interest rate derivatives	Other assets	2,112	1,776
Interest rate derivatives	Other receivables	1,340	—
Interest rate derivatives	Accrued liabilities	(439)	(858)
Interest rate derivatives	Other liabilities	(1,258)	—
Other derivative instruments
Contractual liabilities	Accrued liabilities	(12,200)	—
Contractual liabilities	Other liabilities	(800)	—

Total		(11,245)	918

Offsetting

There was no offsetting within derivative assets or derivative liabilities at December 31, 2018 and 2017. However, derivatives are subject to master netting arrangements.

The Company's derivative contracts are subject to a master netting arrangement with the respective counterparties that provide for the net settlement of all derivative contracts in the event of default or upon the occurrence of certain termination events. Upon exercise of termination rights by the non-defaulting party (i) all transactions are terminated, (ii) all transactions are valued and the positive value transactions are netted against the negative value transaction, and (iii) the only remaining payment obligation is of one of the parties to pay the netted termination amount.

The Company has elected to present the derivative assets and derivative liabilities on the balance sheet on a gross basis for periods ended December 31, 2018 and December 31, 2017. The tables below present the derivative assets and liability balance, before and after the effects of offsetting, as of December 31, 2018 and December 31, 2017.

	December 31, 2018
	Gross amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet subject to netting agreements	Net amounts
	$'000	$’000	$’000

Total asset derivatives	3,258	(618)	2,640
Total liability derivatives	(1,514)	618	(896)

	December 31, 2017
	Gross amounts presented in the consolidated balance sheet	Gross amounts not offset in the consolidated balance sheet subject to netting agreements	Net amounts
	$'000	$’000	$’000

Total asset derivatives	1,365	(232)	1,133
Total liability derivatives	(423)	232	(191)

Other comprehensive income/(loss)

Information concerning the movements in other comprehensive income/(loss) for cash flow hedges of interest rate risk is shown in Note 24. At December 31, 2018, the amount accounted for in other comprehensive income/(loss) which is expected to be reclassified to interest income in the next 12 months is $51,000. Movement in other comprehensive income/(loss) for net investment hedges recorded through foreign currency translation adjustments for the year ended December 31, 2018 was a $9,819,000 gain (2017 - $22,612,000 loss; 2016 - $4,975,000 gain).

Credit-risk-related contingent features

Belmond has agreements with some of its derivative counterparties that contain provisions under which, if Belmond defaults on the debt associated with the hedging instrument, Belmond could also be declared in default in respect of its derivative obligations.

As of December 31, 2018, the fair value of derivatives, which includes accrued interest and an adjustment for non-performance risk, related to these agreements was $1,752,000 (2017 - $918,000 net asset). If Belmond breached any of the provisions, the obligations under the agreements would be settled at termination value of $1,742,000 inflow (2017 - $942,000 inflow).

Non-derivative financial instruments — net investment hedges

Belmond uses certain of its debt denominated in foreign currency to hedge portions of its net investments in foreign operations against adverse movements in exchange rates. Belmond’s designates its euro-denominated indebtedness as a net investment hedge of long-term investments in its euro-functional subsidiaries. These contracts are included in non-derivative hedging instruments. The notional value of non-derivative hedging instruments was $201,780,000 at December 31, 2018 (2017 - $213,350,000), being a liability of Belmond.

Other derivative instrument - termination of the right of first refusal and purchase option

On July 6, 2018, the Company entered into an agreement with Mr. Sherwood that terminated a right of first refusal and purchase option. See Note 21. In exchange, Mr. Sherwood is entitled to an aggregate amount of $3,000,000, payable over a period of two years in three installments. Moreover, in the event of a sale of the Belmond Hotel Cipriani or a change in control of the Company within a ten year period following execution of the agreement, the Company would pay to Mr. Sherwood $10,000,000 if such an event happens within a year of the agreement, stepping down by $1,000,000 a year to zero after ten years. Mr. Sherwood would also receive a payment of $25,000,000, less any payments already made under the agreement and with no additional payments due to him thereafter under the agreement, in the event of either (1) a public offer for the Company being made within six months after the execution of the agreement and the closing of a change of control transaction for the Company occurring within six months after such offer was made or (2) a sale of the Belmond Hotel Cipriani within one year after the execution of the agreement.

The estimated costs to terminate the right of first refusal and purchase option have been accounted for in accordance with ASC 815, Derivatives and Hedging as the recognition criteria for a derivative have been met, specifically that the agreement provides for a payment linked to an underlying variable as set forth in ASC 815. During the year ended December 31, 2018, the Company has recognized a cost of $13,000,000 following an assessment of the fair value of any potential payment due on a change of control of the Company which is based on the relative probabilities of a change of control and of the various possible outcomes. This cost is included within selling, general and administrative expenses in statements of consolidated operations. See Note 22.

24.    Accumulated other comprehensive loss

Changes in accumulated other comprehensive income/(loss) (“AOCI”) by component (net of tax) for the years ended December 31, 2018 and 2017 were as follows:

	Foreign currency translation adjustments	Derivative financial instruments	Pension liability	Total
	$’000	$’000	$’000	$’000

Balance at January 1, 2017	(337,053)	(3,224)	(12,062)	(352,339)

Other comprehensive income/(loss) before reclassifications, net of tax provision/(benefit) of $Nil, $(50) and $73	48,095	(121)	310	48,284

Amounts reclassified from AOCI, net of tax provision of $Nil, $860 and $Nil	692	2,041	—	2,733

Net current period other comprehensive income	48,787	1,920	310	51,017

Balance at December 31, 2017	(288,266)	(1,304)	(11,752)	(301,322)

Other comprehensive (loss)/income before reclassifications, net of tax provision of $Nil, $Nil and $Nil	(39,875)	530	689	(38,656)

Amounts reclassified from AOCI, net of tax provision of $Nil, $Nil and $Nil	—	1,759	—	1,759

Net current period other comprehensive (loss)/income	(39,875)	2,289	689	(36,897)

Balance at December 31, 2018	(328,141)	985	(11,063)	(338,219)

Reclassifications out of AOCI (net of tax) were as follows:

	Amount reclassified from AOCI
	December 31, 2018	December 31, 2017
Details about AOCI components	$’000	$’000	Affected line item in the statement of operations

Foreign currency translation adjustments:
Reclassification upon sale of operating unit	—	692	Gain on disposal of property, plant and equipment and equity method investments

Derivative financial instruments:
Cash flows from derivative financial instruments related to interest payments made for the hedged debt instrument	1,759	2,041	Interest expense

Total reclassifications for the period	1,759	2,733

25.    Segment information

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

Belmond's operating segments are aggregated into six reportable segments primarily around the type of service being provided—hotels, trains and cruises, and management business/part ownership interests—and are secondarily organized by geography for the hotels, as follows:

•	Owned hotels in each of Europe, North America and Rest of world which derive earnings from the hotels that Belmond owns including its one stand-alone restaurant;

•	Owned trains and cruises which derive earnings from the train and cruise businesses that Belmond owns;

•	Part-owned/managed hotels which derive earnings from hotels that Belmond jointly owns or manages; and

•	Part-owned/managed trains which derive earnings from the train businesses that Belmond jointly owns or manages.

The following tables present information regarding these reportable segments.

Revenue from external customers by segment:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	238,440	212,379	199,251
North America	132,326	149,284	145,868
Rest of world	122,163	124,219	130,255
Total owned hotels	492,929	485,882	475,374
Owned trains & cruises	70,767	63,193	59,287

Part-owned/managed hotels	2,363	1,036	4,400
Part-owned/managed trains	10,777	10,888	10,763
Total management fees	13,140	11,924	15,163

Revenue	576,836	560,999	549,824

Adjusted EBITDA from external customers by segment:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Adjusted EBITDA
Owned hotels:
Europe	79,038	73,687	67,590
North America	38,054	29,814	29,334
Rest of world	24,626	24,474	33,115
Total owned hotels	141,718	127,975	130,039
Owned trains and cruises	13,462	4,420	4,318

Part-owned/managed hotels	7,629	6,782	6,299
Part-owned/managed trains	26,640	23,988	25,907
Total adjusted share of earnings from unconsolidated companies and management fees	34,269	30,770	32,206

Unallocated corporate:
Central costs	(36,463)	(33,324)	(30,763)
Share-based compensation	(6,045)	(5,809)	(7,637)

Adjusted EBITDA	146,941	124,032	128,163

Reconciliation of consolidated (losses)/earnings from continuing operations to adjusted EBITDA:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

(Losses)/earnings from continuing operations	(28,242)	(45,070)	35,401
Depreciation and amortization	61,278	62,852	52,396
Gain on extinguishment of debt	—	—	(1,200)
Interest income	(1,270)	(1,058)	(853)
Interest expense	33,042	32,455	29,155
Foreign currency, net	3,752	3,034	(9,186)
Provision for income taxes	13,983	6,554	16,368
Share of provision for/(benefit from) income taxes of unconsolidated companies	7,132	(4,451)	5,650
	89,675	54,316	127,731
Insurance gains and deductibles	(11,619)	1,548
Labor restructuring cost (1)	13,932	—	—
Net operating losses at two Caribbean properties while closed	14,974	3,783	—
Cost to terminate right of first refusal and purchase option (2)	13,000	—	—
Strategic review costs (3)	8,455	—	—
Other restructuring and special items (4)	6,468	6,384	363
Acquisition-related costs (5)	856	14,032	—
(Gain)/loss on disposal of property, plant and equipment	(750)	153	(938)
Loss on disposal of property, plant and equipment in unconsolidated companies	226	—	—
Impairment of goodwill, property, plant and equipment and other assets(6)	9,650	13,716	1,007
Impairment of assets in unconsolidated companies (7)	2,074	30,100	—

Adjusted EBITDA	146,941	124,032	128,163

(1) Represents charges for employee termination costs and other associated costs to restructure the Company’s labor force at Belmond La Samanna.
(2) Represents estimated costs to terminate purchase rights previously held by Mr. James Sherwood, a former director of the Company, in respect of the Belmond Hotel Cipriani. See Note 23 to the Financial Statements.

(3) Represents legal, professional and other internal costs in relation to the Company's strategic review.
(4) Represents costs in relation to restructuring, severance and redundancy costs, pre-opening costs, and other items, net.
(5) Represents acquisition fees in relation to the purchase of Castello di Casole in February 2018 and Cap Juluca in May 2017.
(6) Represents an impairment charge at five, three and one owned properties in the years ended 31 December 2018, 2017 and 2016, respectively.
(7) Represents an impairment charge at one of the Company's Peru unconsolidated hotels and PeruRail unconsolidated company in the years ended December 2018 and 2017, respectively.

Reconciliation of assets by segment to total assets:

	2018	2017
December 31,	$’000	$’000

Owned hotels:
Europe	575,432	575,584
North America	619,747	518,493
Rest of world	231,129	252,861
Total owned hotels	1,426,308	1,346,938
Owned trains & cruises	82,277	87,139

Part-owned/ managed hotels	21,479	21,894
Part-owned/ managed trains	55,465	52,517
Total part/owned managed	76,944	74,411

Unallocated corporate	90,279	145,149

Total assets	1,675,808	1,653,637

Reconciliation of capital expenditure to acquire property, plant and equipment by segment:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Owned hotels:
Europe	26,176	23,431	11,777
North America	100,931	14,845	9,796
Rest of world	30,103	17,158	19,190
Total owned hotels	157,210	55,434	40,763
Owned trains & cruises	8,420	7,927	12,882

Unallocated corporate	450	4,469	1,459

Total capital expenditure to acquire property, plant and equipment	166,080	67,830	55,104

Carrying value of investment in equity method investees:

	2018	2017
December 31,	$’000	$’000

Eastern & Oriental Express	2,603	2,642
Peru hotels	21,281	20,869
PeruRail	42,768	38,138
Buzios	2,434	2,893
Other	98	102

Total investment in equity method investees	69,184	64,644

Earnings from unconsolidated companies, net of tax:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Part-owned/managed hotels	474	1,037	1,112
Part-owned/managed trains	8,881	(11,250)	9,901

Total earnings from unconsolidated companies, net of tax	9,355	(10,213)	11,013

Revenue from external customers in Belmond's country of domicile and significant countries (based on the location of the property):

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Bermuda	—	—	—
Italy	186,232	136,538	128,671
United Kingdom	40,853	56,432	56,016
United States	110,209	112,677	108,238
Brazil	59,473	59,737	73,300
All other countries	180,069	195,615	183,599

Revenue	576,836	560,999	549,824

Property, plant and equipment at book value in Belmond's country of domicile and significant countries (based on the location of the property):

	2018	2017
December 31,	$’000	$’000

Bermuda	—	—
Italy	366,223	336,263
United Kingdom	43,783	52,311
United States	326,840	334,634
Brazil	62,734	74,944
All other countries	462,352	369,892

Total property, plant and equipment at book value	1,261,932	1,168,044

26.    Related party transactions

Belmond manages, under long-term contract, the tourist train owned by Eastern and Oriental Express Ltd., in which Belmond has a 25% ownership interest. In the year ended December 31, 2018, Belmond earned management fees from Eastern and Oriental Express Ltd. of $340,000 (2017 - $295,000; 2016 - $236,000), which are recorded in revenue. The amount due to Belmond from Eastern and Oriental Express Ltd. at December 31, 2018 was $6,157,000 (2017 - $6,302,000).

Belmond manages, under long-term contracts in Peru, Belmond Hotel Monasterio, Belmond Palacio Nazarenas, Belmond Sanctuary Lodge, Belmond Hotel Rio Sagrado, Belmond Las Casitas del Colca, PeruRail and Ferrocarril Transandino, in all of which Belmond has a 50% ownership interest. Belmond provides loans, guarantees and other credit accommodation to these joint ventures. In the year ended December 31, 2018, Belmond earned management and guarantee fees from its Peruvian joint ventures of $15,411,000 (2017 - $15,154,000; 2016 - $14,734,000) which are recorded in revenue. The amount due to Belmond from its Peruvian joint ventures at December 31, 2018 was $3,722,000 (2017 - $6,029,000).

Belmond owns 50% of a company holding real estate in Buzios, Brazil. The amount due to Belmond from the joint venture at December 31, 2018 was $413,000 (2017 - $431,000).

On the April 19, 2016, Belmond completed the sale of the property, plant and equipment relating to the trains and carriages that were formerly operated as the Great South Pacific Express in Queensland, Australia for consideration of $2,362,000 to the Company’s PeruRail joint venture. The carriages were sold at their carrying value and no gain or loss arose on disposal.

During 2018, Belmond provided conference and banqueting services in the amount of $32,000 (2017 - $219,000, 2016 - $488,000) to Crawford & Co. and GHS Holdings, LLC, companies in which Mr. Harsha Agadi, who is a member of the board of directors of Belmond, is the Chief Executive Officer and President. The amount due to Belmond from Crawford & Co. at December 31, 2018 was $Nil (2017 - $194,000).

On July 6, 2018, the Company entered into an agreement with Mr. Sherwood that terminated the right of first refusal and purchase option. See Notes 21 and 23.

27.    Subsequent events

On February 14, 2019, Belmond held a special general meeting of shareholders (the “Special General Meeting”) at which holders of class A common shares, par value $0.01 per share, of the Company and holders of class B common shares, par value $0.01 per share, of the Company, voting together as a single class, approved the proposal to approve the Agreement and Plan of Merger, dated as of December 13, 2018 (as it may be amended from time to time, the “Merger Agreement”), by and among the Company, LVMH Moët Hennessy - Louis Vuitton SE, Palladio Overseas Holding Limited, and Fenice Ltd. (“Merger Sub”), including the statutory merger agreement attached thereto, and the merger of Merger Sub with and into the Company contemplated thereby (the “Merger Proposal”). The proposal to adjourn the Special General Meeting was not necessary or appropriate because there were sufficient votes to approve the Merger Proposal.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Disclosure Controls and Procedures

The Company's chief executive officer and chief financial officer have evaluated the effectiveness of Belmond's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) to ensure that the information required to be disclosed in reports filed or submitted under the Exchange Act is accumulated and communicated to Belmond management to allow timely decisions regarding required disclosure and to provide reasonable assurance that the information is recorded, processed, summarized and reported within the appropriate time periods. Based on that evaluation, Belmond management has concluded that these disclosure controls and procedures were effective as of December 31, 2018.

Management’s Annual Report on Internal Control over Financial Reporting

Belmond management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)).  Belmond's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Management have excluded three entities of Belmond Castello di Casole from the evaluation of internal control over financial reporting as of December 31, 2018 because these entities were acquired in business combinations during the year ended December 31, 2018. These entities will be integrated into Belmond's internal controls over financial reporting for the year ended December 31, 2019. On a combined basis, the entities represent approximately 2.8 percent of total assets and 1.5 percent of revenue as of and for the fiscal year ended December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment and those criteria, management has concluded that Belmond's internal control over financial reporting was effective as of December 31, 2018.

Deloitte LLP, Belmond's independent registered public accounting firm, issued the report below on the effectiveness of Belmond's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Belmond Ltd.
Hamilton, Bermuda

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Belmond Ltd. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2018, of the Company and our report dated February 28, 2019, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at three entities of Belmond Castello di Casole, which was acquired on February 7, 2018 and whose financial statements constitute approximately 2.8% and 1.5% of total assets and total revenue respectively of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at these entities.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 28, 2019

Changes in Internal Control over Financial Reporting

The Company is implementing an enterprise resource planning (“ERP”) system on a worldwide basis to replace disparate systems currently in place at each of the Company's businesses. The implementation is occurring in phases globally over the next 12 to 18 months and has been executed in 53% of our operations to date. The Company believes it is maintaining and monitoring appropriate internal controls during the implementation period and further believes that its internal control environment will be enhanced as a result of this implementation.

There have been no changes in Belmond’s internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, Belmond’s internal control over financial reporting.

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

Directors

The current directors of the Company are as follows:

Name, Age	Principal Occupation and Other Major Affiliations	Year First Became Director

Harsha V. Agadi, 56	Chief Executive Officer and President of Crawford & Company (international insurance services firm) and Chairman and Chief Executive Officer of GHS Holdings, LLC (investing and restaurant consulting business)	2011
Roland A. Hernandez, 61	Chairman of the Board of the Company, and Founding Principal and Chief Executive Officer of Hernandez Media Ventures (acquisition and management of media assets)	2013
Mitchell C. Hochberg, 66	President of Lightstone Group LLC (real estate investment and development firm)	2009
Ruth A. Kennedy, 54	Founder and Consultant of Kennedy Dundas Ltd. (brand and business consultancy)	2012
Ian Livingston, 54	Member of the U.K. House of Lords, Chairman, Dixons Carphone plc, Chairman, Man Group plc	2015
Demetra Pinsent, 44	Chief Executive of Islestarr Holdings Ltd. (beauty and cosmetics company)	2017
Gail Rebuck, 67	Member of the U.K. House of Lords, Chair of Penguin Random House UK	2015
H. Roeland Vos, 61	President and Chief Executive Officer of the Company	2014

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

Lady Pinsent is Chief Executive of Islestarr Holdings Ltd. and its related subsidiaries, a privately-owned beauty and cosmetics company based in the U.K., a position she has held since 2012. Lady Pinsent worked at McKinsey & Co. from 1999 to 2012, and was elected partner in 2006. She led its retail and consumer practice with a focus primarily across the luxury goods, fashion, apparel, food and health, and beauty sectors. Lady Pinsent was a non-executive director of Capital & Counties Properties plc, a UK-based property investment and development company listed on the London and Johannesburg Stock Exchanges, from 2012 until 2017. In January 2017, Lady Pinsent was appointed as a Trustee of The Royal Foundation of The Duke and Duchess of Cambridge and Prince Harry.

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

Harsha V. Agadi
The board of directors considered Mr. Agadi's experience as chief executive of various restaurant companies operating in many different countries. As chief executive, Mr. Agadi developed expertise in sales, marketing, operations, finance, strategy and development. Like Belmond, these companies under Mr. Agadi’s guidance relied on his strong marketing and brand awareness.

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

Ian Livingston
The board of directors considered Lord Livingston's executive and operational capabilities in successfully leading large publicly traded and consumer-focused companies, including as Chief Executive Officer of BT Group, and his many years of board and corporate governance experience as a director. Lord Livingston also brings financial experience to the board, including through his role as the former Chief Financial Officer at Dixons Group and BT Group and as a member of the Institute of Chartered Accountants in England and Wales. The board of directors also considered Lord Livingston's experience as a senior government minister responsible for trade promotion and investment and trade policy for the U.K.

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

Executive Officers

The current executive officers of the Company are as follows:

Name, Age	Position

H. Roeland Vos, 61	President and Chief Executive Officer
Ingrid Eras-Magdalena, 53	Executive Vice President, Chief Human Resources Officer
Richard M. Levine, 58	Executive Vice President, Chief Legal Officer and Secretary
Martin O'Grady, 55	Executive Vice President, Chief Financial Officer
Daniel Ruff, 40	Senior Vice President, Head of Global Operations

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

The board of directors met 20 times during 2018 (including meetings related to its review of strategic alternatives for the Company) and all of the directors attended more than 75% of those meetings.

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

The following table shows the salary and bonus paid in cash during 2018 to Mr. Vos, and to all executive officers as a group, for services to Belmond during 2018:

Name of Individual or Group	Principal Capacities in Which Served	Cash Compensation

H. Roeland Vos	President, Chief Executive Officer and Director	$1,466,251
All executive officers as a group (5 persons)(1)		$3,949,372

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

On October 11, 2018, Belmond (UK) Limited and H. Roeland Vos entered into a Restated and Amended Employment Agreement (the "Restated and Amended Employment Agreement") and an Amendment to Severance Agreement (the "Vos Severance Amendment").

The principal terms of the Amended and Restated Employment Agreement include the following:

•
The Initial Fixed Term (as such term is defined in the Restated and Amended Employment Agreement) was extended for a two-year period ending on December 31, 2020, unless the Restated and Amended Employment Agreement is terminated earlier;

•	Mr. Vos's annual base salary was increased from £605,806 to £617,922 to take into account inflation as of March 1, 2017;

•
Mr. Vos's eligibility for an annual bonus remains at a target level of 100% of his annual base salary and a maximum level of 200% of his annual base salary. With respect to Mr. Vos's annual bonus upon the consummation of a "Change in Control" (as such term is defined in the severance agreement), (i) if a Change in Control occurs during the 2018 calendar year or prior to the date on which his bonus for 2018 is paid, Mr. Vos's annual bonus for 2018 will be automatically deemed to have been achieved at the 100% target level, and (ii) if a Change in Control occurs during the 2019 calendar year, a pro-rated portion of Mr. Vos's 2019 bonus will be automatically deemed to have been achieved at the 100% on-target level. In the event that a Change in Control does not occur during 2018 or 2019, Mr. Vos's annual bonus will remain subject to the terms and conditions of the Company's annual incentive scheme;

•
With respect to Mr. Vos's annual equity incentive awards, the terms of his Letter Agreement with the Employer dated September 20, 2015 were incorporated into the Restated and Amended Employment Agreement providing that (i) upon a Change in Control all of Mr. Vos's outstanding unvested equity awards that are performance shares will vest at the full target level or at such greater level as may be provided in the definitive agreement for the Change in Control transaction and (ii) if Mr. Vos's employment is terminated without cause or for "good reason", Mr. Vos's options and awards shall remain in force and continue to vest, notwithstanding the termination of his employment.

The Vos Severance Amendment provides that in addition to the severance payment to which Mr. Vos is entitled if he is terminated or resigns for good reason within twelve months after a Change in Control, the Company will also provide him with 18 months of private medical insurance. The Vos Severance Amendment also clarifies that "good reason" resignation would include a Change in Control that results in Mr. Vos ceasing to be the Chief Executive Officer of an independently publicly traded company.

The Company has previously entered into indemnification and severance agreements with each of its executive officers. The severance agreements entitle the officers to receive termination payments in certain circumstances constituting a change in control of the Company in an amount equal to two times each officer's annual compensation, and require the Company to pay the excise tax on the severance payments of the U.S. tax-paying officers. On October 17, 2018, the Company entered into an Amendment to the Severance Agreement with each officer (the "Officer Severance Amendment"). For all executive officers, the Officer Severance Amendment provides that in the event of Potential Change of Control (as defined in the Officer Severance Amendment) or a Change in Control, the term of the severance agreement may not be terminated until after the expiration of the severance protection period and the satisfaction of any severance payment obligations. In addition, for executive officers based in the U.K., the Officer Severance Amendment provides termination payments upon qualifying terminations of employment that occur either (i) within twelve months of a Change of Control, where all of the officer's outstanding equity awards become fully vested and/or are canceled in exchange for full payment (in cash or stock consideration) in connection with the Change in Control, or (ii) eighteen months of a Change in Control, where such outstanding equity awards do not become fully vested and/or fully paid. The forms of indemnification and severance agreements are filed as exhibits to this report.

Retirement Plans

Employees based in the United Kingdom, including officers, are eligible to participate in a defined contribution retirement plan established by a U.K. subsidiary of Belmond, under which the subsidiary contributes to individual accounts established by employees. The subsidiary currently contributes for the officer participants in this plan at the rate of up to ten percent of annual salary. Under the U.K. plan, the Belmond subsidiary contributed on behalf of participating officers a total of $8,855 during 2018. See Note 14 to the Financial Statements regarding retirement plans.

Certain U.S. subsidiaries of Belmond have adopted a 401(k) retirement plan that permits employees to contribute pre-tax amounts out of their compensation into individual tax-deferred accounts. The maximum contribution most employees could make was $18,500 in 2018. Belmond paid a total of $11,000 into the account of the officer based in the U.S. participating in this plan in 2018 as a partial matching payment under the plan in addition to his own contribution.

Option Awards under 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan

Options to purchase class A common shares of the Company at market value at the time of award have been granted to directors, officers and selected employees under the Company's 2000 and 2004 Stock Option Plans and 2009 Share Award and Incentive Plan. The Compensation Committee of the board of directors administers these plans. There are no options outstanding under the 2000 and 2004 Plans and, following adoption of the 2009 Plan by shareholders at the 2009 annual general meeting of the Company, no further awards were made under the 2000 or 2004 Plans. The options awarded have substantially the same terms and expire ten years from date of grant. Prior to 2015, the options awarded generally became exercisable three years after the date of grant. Options awarded in 2015 and thereafter are exercisable with respect to 25% of the number of options awarded on each of the first four anniversaries of the date of grant. In certain circumstances constituting a change in control of the Company, outstanding options become immediately exercisable, and optionees may thereafter surrender their options instead of exercising them and receive directly from the Company in cash the difference between the option exercise price and the value of the underlying shares determined according to the plans.

During 2018, the Company did not grant any stock options to its executive officers and non-executive directors and no options were exercised by the Company's executive officers and non-executive directors.

At December 31, 2018, options under the 2009 Plan to purchase an aggregate of 1,008,551 class A common shares (of which 753,809 options are exercisable within 60 days) were held by the Company's executive officers and directors at per share exercise prices ranging from $8.06 to $14.51 and expiring between 2019 and 2027. See Note 19 to the Financial Statements.

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

During 2018, awards of deferred shares were made under the 2009 Plan with performance criteria based on Belmond's cumulative EBITDA on up to 200,800 class A common shares to the current executive officers of the Company, all vesting in 2021. Also during 2018, awards of restricted shares without performance criteria were made under the 2009 Plan on 130,364 class A common shares to the Company's non-executive directors, vesting between 2019 and the director's retirement, and awards of restricted shares without performance criteria on 153,600 class A common shares were made to current executive officers of the Company, vesting between 2019 and 2022. In addition, during 2018 under past awards of deferred shares with and without performance criteria under the 2009 Plan, and past awards of restricted shares without performance criteria under the 2009 Plan, a total of 229,241 class A common shares was issued to current executive officers, 56,390 class A common shares to non-executive directors, and 11,600 class A common shares to an executive officer who left the Company during the year.

At December 31, 2018, deferred share awards with and without performance criteria on a total of up to 464,000 class A common shares were outstanding to current executive officers and current non-executive directors under the 2009 Plan vesting in 2019 to 2021, and restricted share awards without performance criteria on a total of 594,527 class A shares were outstanding to current executive and current non-executive directors vesting in 2019 and beyond. None of these awards are issuable within 60 days. See Note 19 to the Financial Statements.

Non-Executive Director Fees

In March 2014, at the recommendation of the Compensation Committee after analysis by its independent compensation consultants of director compensation at other hotel companies, the board of directors amended the compensation of the Company's non-executive directors with effect from July 1, 2014 in order to simplify the compensation and make it consistent with market practice. The changes (i) eliminated all board and committee per meeting attendance fees (which meeting attendance fees had been between $1,500 and $5,500 for each meeting of the board or committee attended); (ii) increased the annual board member annual retainer fee to $77,500 from $50,000; (iii) increased the annual Audit Committee member fee to $10,000 from $5,000 and the annual member fee of the Compensation Committee, Nominating and Governance Committee and Investment Committee to $7,500 from $2,500; (iv) eliminated payment of committee member fees to the committee chairmen while increasing the annual chairman fee for the Audit Committee to $35,000 from $25,000 and for each of the Compensation Committee, Nominating and Governance Committee and Investment Committee to $20,000 from $12,500; and (v) increased the annual award of class A common shares under the 2009 Share Award and Incentive Plan to $150,000 from $100,000. In March 2016, consistent with advice received from the independent compensation consultant to the Compensation Committee, the board approved an increase to the annual fee for the chairman of the Compensation Committee to $27,500 from $20,000.

As Chairman of the board, Mr. Hernandez is paid a Chairman's fee at an annual rate of $500,000, all of which he elected in 2018 to be paid in the form of restricted shares under the 2009 Plan.

Aggregate annual retainer and chairmen fees as described above amounted to $650,000 in 2018. In addition, the non-executive directors received fees in an aggregate of $202,000 in 2018 related to their review of strategic alternatives for the Company.

In addition, as noted above, the non-executive directors participate in the Company's 2009 Share Award and Incentive Plan. Included in the awards above are awards in 2018 to the non-executive directors under the 2009 Plan of restricted shares on a total of 130,362 class A common shares.

In March 2013, following a review of director discount policies of other hotel companies and with an objective of encouraging the Company’s directors to visit and experience the Company’s properties while avoiding displacement of revenue during periods of high occupancy, the board of directors adopted an amended director discount policy that applies to all of the non-executive directors and their direct family members, including the Chairman, during personal visits at Company properties. The policy allows a 75% discount on each property’s average room rates, except the first 21 room nights each year are without charge, and a 50% discount on list prices of food and beverages and other services at each property, other than third-party provided services. These discounts are not available during times when a property’s occupancy exceeds 90%. This director discount policy also applies for three years to any non-executive director after he or she retires from the board at age 75 or otherwise steps down from the board at an annual general meeting of the Company after at least five years of board service.

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

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Five Percent Shareholders

The following table sets forth information with respect to each person or group known to the Company, by virtue of such person's or group's filings pursuant to Section 13(d) or Section 13(g) under the Exchange Act, to beneficially more than 5% of the Company's outstanding class A or class B common shares.

Belmond Holdings 1 Ltd. (“Belmond Holdings”) listed in the table below is a wholly-owned subsidiary of the Company and owns all of the outstanding class B common shares. Under Bermuda law, the shares owned by Belmond Holdings are outstanding and may be voted. See Risks of Investing in Class A Common Shares in Item 1A—Risk Factors regarding a judgment of the Bermuda Supreme Court in 2010 upholding this class B common share ownership and voting structure. Each class B common share is convertible at any time into one class A common share and, therefore, the shares listed as owned by Belmond Holdings in the table below represent class B common shares and the class A common shares into which those shares are convertible. Belmond Holdings does not currently own any class A common shares. See also Part 1—Business—Introduction—Recent Developments—Sale to LVMH.

Voting and dispositive power with respect to the class B common shares owned by Belmond Holdings is exercised by its board of directors, who are Messrs. Agadi and Hochberg and one other person who is not a director or officer of the Company. Each of these persons may be deemed to share beneficial ownership of the class B common shares owned by Belmond Holdings for which he or she serves as a director, as well as the class A common shares into which those class B common shares are convertible, but is not shown in the table below.

Name and Address	No. of Class A and Class B Common Shares		Percent of Class A Common Shares(1)	Percent of Class B Common Shares

Belmond Holdings 1 Ltd. (1) 22 Victoria Street Hamilton HM 12, Bermuda	18,044,478		—	100.0%

BlackRock Inc. (2) 40 East 52nd Street New York, New York 10022	12,913,471	(8)	12.5%	—

LVMH Moët Hennessey Louis Vuitton SE (3) 22, Avenue Montaigne 75008 Paris, France	12,646,787	(8)	12.3%	—

The Vanguard Group (4) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	8,793,592	(8)	8.5%	—

Dimensional Fund Advisors LP (5) Palisades West, Building One 6300 Bee Cave Road Austin, Texas 78746	8,131,656	(8)	7.9%	—

The Goldman Sachs Group, Inc. (6) 200 West Street New York, New York 10282	5,423,209	(8)	5.3%

Giuseppe Statuto (7) Via Borgonuovo Milan (MI) 20121 Italy	5,290,022	(8)	5.1%
_________________

(1)
The percentage of class A common shares shown is based on 103,081,652 class A common shares outstanding on February 15, 2019, plus, in the case of Belmond Holdings, the class A common shares issuable upon conversion of the class B common shares beneficially owned by Belmond Holdings.

(2)
The information with respect to BlackRock Inc. (“BlackRock”) relates only to class A common shares and is derived from its Schedule 13G/A report filed with the SEC on January 24, 2019. The report states that (a) BlackRock is a parent holding company, (b) certain subsidiaries of BlackRock may hold class A common shares, and (c) BlackRock has sole voting power with respect to 12,707,235 class A common shares and sole dispositive power with respect to 12,913,471 class A common shares.

(3)
The information with respect to LVMH Moët Hennessy Louis Vuitton SE (LVMH) relates only to class A common shares and is derived from its Schedule 13D report filed with the SEC on December 27, 2018. The report states that LVMH, through its wholly-owned subsidiary, has the sole power to vote, or to direct the vote of, and the sole power to dispose of, or to direct the disposition of, 12,646,787 class A common shares.

(4)
The information with respect to The Vanguard Group (“Vanguard”) relates only to class A common shares and is derived from its Schedule 13G/A report filed with the SEC on February 11, 2019. The report states that (a) Vanguard is a registered investment adviser and is reporting on behalf of itself and two wholly-owned subsidiaries, and (b) Vanguard has sole voting power with respect to 100,032 class A common shares, sole dispositive power with respect to 8,687,188 class A common shares, shared voting power with respect to 14,269 class A common shares and shared dispositive power with respect to 106,404 class A common shares.

(5)
The information with respect to Dimensional Fund Advisors LP (“Dimensional”) relates only to class A common shares and is derived from its Schedule 13G/A report filed with the SEC on February 8, 2019. The report states that (a) Dimensional is a registered investment adviser, (b) Dimensional furnishes investment advice to four registered investment companies and serves as an investment manager to certain other commingled group trusts and separate accounts, in certain cases with subsidiaries of Dimensional as advisers or sub-advisers, and (c) Dimensional has sole dispositive power with respect to 8,131,65 class A common shares and sole voting power with respect to 7,886,943 class A common shares.

(6)
The information with respect to The Goldman Sachs Group, Inc. ("Goldman") relates only to class A common shares and is derived from its Schedule 13G report filed with the SEC on February 5, 2019. The report states that (a) Goldman is a parent holding company and (b) that it shares voting and dispositive power with respect to 5,423,209 class A common shares with Goldman Sachs & Co. LLC.

(7)
The information with respect to Giuseppe Statuto ("Mr. Statuto") relates only to class A common shares and is derived from its Schedule 13G filed with the SEC on November 29, 2018. The report states that (a) SLHRE FIN 1 S.R.L., a private company with limited liability incorporated under the laws of Italy ("FIN1") beneficially owns 3,703,557 class A common shares, (b) SLHRE FIN 2 S.R. L., a private company with limited liability incorporated under the laws of Italy ("FIN2") beneficially owns 1,586,465 class A common shares, and (c) Mr. Statuto beneficially owns 5,290,022 class A common shares by virtue of Mr. Statuto being the sole shareholder and sole director of FIN1 and FIN2 and sharing the power to vote, or direct the vote of, and to dispose, or direct the disposition of, all class A common shares owned by FIN1 and FIN2.

(8)	Class A common shares only.

Directors and Executive Officers

The following table sets forth information as of February 1, 2019 with respect to the beneficial ownership of the Company's class A common shares by its directors, current executive officers, and directors and current executive officers of the Company as a group.

Name (1)	No. of Class A Shares (2)

Harsha V. Agadi (3)(4)	135,685
Ingrid Eras-Magdalena (5)	126,734
Roland A. Hernandez (6)	345,490
Mitchell C. Hochberg (3)(7)	238,716
Ruth A. Kennedy (8)	85,435
Richard M. Levine (9)	487,263
Ian Livingston (10)	49,408
Martin O'Grady (11)	454,843
Demetra Pinsent (12)	23,894
Gail Rebuck (13)	62,355
Daniel Ruff (14)	30,300
H. Roeland Vos (15)	420,951
All current directors and current executive officers as a group (12 persons)	2,461,074

(1) Unless otherwise stated, the business address for each of the persons listed is c/o Belmond Ltd., 22 Victoria Street, Hamilton HM 12, Bermuda.
(2) Each person has sole voting and dispositive power with respect to his or her shares, except Mr. Agadi shares voting and dispositive power with respect to all of his shares.
(3) Messrs. Agadi and Hochberg may be deemed to share beneficial ownerships of the class B common shares held by Belmond Holdings because they are also directors of Belmond Holdings.
(4) Includes 12,616 restricted common shares that vest June 24, 2019, but which have voting rights.
(5) Includes 49,608 class A common shares subject to vested stock options, and 32,800 unvested restricted common shares that have voting rights.
(6) Includes 186,321 unvested restricted common shares that vest June 24, 2019, but which have voting rights.
(7) Includes 12,616 restricted common shares that vest June 24, 2019, but which have voting rights.
(8) Includes 50,107 restricted common shares that vest upon retirement from the Belmond board of directors, but which have voting rights.
(9) Includes 258,300 class A common shares subject to vested stock options, and 54,300 unvested restricted common shares that have voting rights.
(10) Includes 12,616 restricted common shares that vest June 24, 2019, but which have voting rights.
(11) Includes 294,350 class A common shares subject to vested stock options, and 44,700 unvested restricted common shares that have voting rights.
(12) Includes 12,616 restricted common shares that vest June 24, 2019, but which have voting rights.
(13) Includes 51,185 restricted common shares that vest upon retirement from the Belmond board of directors, but which have voting rights.
(14) Includes 30,300 unvested restricted common shares that have voting rights.
(15) Includes 151,551 class A common shares subject to vested stock options, and 94,350 unvested restricted common shares that have voting rights.

The board of directors of the Company adopted revised Corporate Governance Guidelines concerning class A common share ownership by non-executive directors and executive management in 2014. The guidelines require all directors to own class A common shares in an amount equivalent to three times the annual board equity compensation amount ($450,000 of class A common shares, being three times the current annual board equity compensation of $150,000 of class A common shares) within five years of July 1, 2014 (or such later date of the director's election to the board), with the shares owned to be valued at the higher of cost or current market value. Executive management is required to own an amount of class A common shares equal to a multiple of such executive's annual base salary within five years of March 1, 2015 (or such later date as such officer is appointed) as follows: the Chief Executive Officer is required to own class A common shares equal to five times such executive's annual base salary; Executive Vice Presidents are required to own class A common shares equal to three times such person's annual base salary; and selected Senior Vice Presidents and Vice Presidents are required to own class A common shares equal to one times such person's annual base salary.

Voting Control of the Company; Changes in Control

The following table sets forth the voting power of each person and group known to the Company to be the beneficial owners of more than 5% of the outstanding class A or class B common shares of the Company and of all directors and executive officers as a group. Those directors of the Company who are deemed to be beneficial owners of class B common shares solely because they are directors of Belmond Holdings are not listed individually but are included in the group.

Name	No. of Class A Shares	No. of Class B Shares	Combined Voting Power

Belmond Holdings	—	18,044,478	63.7%
Blackrock Inc.	12,913,471	—	4.6%
LVMH Moët Hennessey Louis Vuitton SE	12,646,787	—	4.5%
The Vanguard Group	8,793,592	—	3.1%
Dimensional Fund Advisors	8,131,656	—	2.9%
The Goldman Sachs Group, LLC	5,423,209		1.9%
Giuseppe Statuto	5,290,022
All current directors and current executive officers as a group (12 persons)	2,461,074	18,044,478	64.6%

In general the holders of class A and class B common shares of the Company vote together as a single class on most matters submitted to general meetings of shareholders, with holders of class B common shares having one vote per share and holders of class A common shares having one-tenth of a vote per share. Each class B common share is convertible at any time into one class A common share. In all other material respects, the class A and class B common shares are identical and are treated as a single class of common shares.

Belmond Holdings and the Company's directors and executive officers hold in total approximately 17% in number of the currently outstanding class A and class B common shares having approximately 64.6% of the combined voting power of the outstanding common shares of the Company for most matters that may be submitted to a vote of the Company's shareholders. Other shareholders, accordingly, hold approximately 83% in number of the outstanding common shares having approximately 35.4% of combined voting power in the Company.

Under Bermuda law, the class B common shares owned by Belmond Holdings (representing approximately 63.7% of the combined voting power of the Company's class A and class B common shares) are outstanding and may be voted by that subsidiary. The investment by Belmond Holdings in class B common shares and the manner in which Belmond Holdings votes those shares are determined by the board of directors of Belmond Holdings (two members of whom are also directors of the Company) consistent with the exercise by those directors of their fiduciary duties to Belmond Holdings. Belmond Holdings, therefore, has the ability to elect at least a majority of the members of the board of directors of the Company and to control the outcome of most matters submitted to a vote of the Company's shareholders. Under the Support Agreement, Belmond Holdings has agreed not to sell or transfer any of its class B common shares and to vote against any competing acquisition proposals to the sale to LVMH.

On February 14, 2019, Belmond Holdings and the Company's other shareholders voted to approve the transactions contemplated by the Merger Agreement, including the merger. Subject to the satisfaction of the remaining conditions in the Merger Agreement, the completion of the Merger will result in the Company ceasing to be publicly traded and becoming an indirect subsidiary of LVMH.

With respect to a number of strategic matters which would tend to change control of the Company, its memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire Belmond without the consent of the Company's board of directors. These provisions include supermajority shareholder voting provisions for the removal of directors and for “business combination” transactions with beneficial owners of shares carrying 15% or more of the votes which may be cast at any general meeting of shareholders, and limitations on the voting rights of such 15% beneficial owners. Also, the Company's board of directors has the right under Bermuda law to issue preferred shares without shareholder approval, which could be done to dilute the share ownership of a potential hostile acquirer. Under the Company's shareholder rights plan, the Company has issued rights to purchase series A junior participating preferred shares, one of which is attached to each class A and class B common share of the Company. These rights, if triggered, may have anti-takeover effects and may therefore deter potential acquirers. See Note

19(b) to the Financial Statements (Item 8 above). The rights are not currently exercisable, and will not become exercisable in connection with the consummation of the transactions contemplated by the Merger Agreement or the Support Agreement. If the merger is completed, the rights will expire and cease to be exercisable as of, but conditioned on, the merger.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2018 about the Company's outstanding equity compensation awards and class A common shares reserved for future issuance under the Company's equity compensation plans.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	3,819,084 (2)	$11.57(3)	3,917,005 (4)

(1) The Company's equity compensation plans have been approved by security holders.
(2) This number includes Nil class A common shares subject to outstanding stock option awards under the Company's 2004 Stock Option Plan, 2,260,062 class A common shares subject to outstanding stock option awards under the 2009 Share Award and Incentive Plan, 735,440 class A common shares subject to deferred share awards (with and without performance criteria) under the 2009 Plan, and 823,582 restricted class A common shares which are deemed beneficially owned by the participant but which have not vested and therefore remain subject to restrictions on transfer.
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

For a discussion of related party transactions as defined in U.S. GAAP, see Note 26 to the Financial Statements (Item 8 above).

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

ITEM 14. Principal Accounting Fees and Services

The following table presents the fees of Deloitte LLP, Belmond’s independent registered public accounting firm, for audit and permitted non-audit services in 2018 and 2017:

	2018	2017
Year ended December 31,	$	$

Audit fees	2,802,000	2,657,000
Audit-related fees	156,000	132,000
Tax fees	279,000	360,000
All other fees	147,000	19,000
Total	3,384,000	3,168,000

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

The Audit Committee of the board of directors of the Company has established a policy to pre-approve all audit and permitted non-audit services provided by the independent auditor. Prior to engagement of the auditor for the next year's audit, management and the auditor submit to the Committee a description of the audit and permitted non-audit services expected to be provided during that year in each of four categories of services described above, together with a fee proposal for those services. Prior to the engagement of the independent auditor, the Audit Committee considers with management and the auditor and approves (or revises) both the description of audit and permitted non-audit services proposed and the budget for those services. If circumstances arise during the year when it becomes necessary to engage the independent auditor for additional services not contemplated in the original pre-approval, the Audit Committee at its regularly scheduled meetings requires separate pre-approval before engaging the independent auditor. To ensure prompt handling of unexpected matters, the Committee may delegate pre-approval authority to one or more of its members or the Chief Financial Officer for certain specified services not to exceed a threshold amount, with any pre-approval decisions to be reported to the Committee at its next scheduled meeting. For 2018 and 2017, all of the audit and permitted non-audit services described above were approved by the Audit Committee.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

Page Number

1. Financial Statements

Reports of independent registered public accounting firm	69
136

Consolidated financial statements - years ended December 31, 2018, 2017 and 2016:
Balance sheets (December 31, 2018 and 2017)	70
Statements of operations	71
Statements of comprehensive income	73
Statements of cash flows	74
Statements of total equity	76
Notes to financial statements	77

2. Financial Statement Schedule

Schedule II — Valuation and qualifying accounts (years ended December 31, 2018, 2017 and 2016)	157

3. Exhibits

Exhibit Index	155

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

2.1	Exhibit 2.1 to the Current Report on Form 8-K filed December 14, 2018	Agreement and Plan of Merger dated December 13, 2018 among Belmond Ltd., LVMH Moët Hennessy—Louis Vuitton SE, Palladio Overseas Holding Limited and Fenice Ltd.
3.1	Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K filed June 21, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K filed December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K filed May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
3.6	Exhibit 4.1 to the Current Report on Form 8-K filed December 14, 2018	Amendment No. 3 dated December 13, 2018 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K filed March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.3	Exhibit 10.1 to the Current Report on Form 8-K filed July 6, 2017
Amended and Restated Credit Agreement dated July 3, 2017, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Fifth Third Bank and JP Morgan Chase Bank, N.A.

10.1	Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K")	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.2	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.3	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.4	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.5	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.1 to the Current Report on Form 8-K filed July 10, 2018	Transaction Agreement dated July 6, 2018 between Belmond Ltd. and James B. Sherwood
10.8	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.9	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.10		Restated and Amended Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated October 11, 2018
10.11	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended

Exhibit No.	Incorporated by Reference to	Description

10.12		Amendment to Severance Agreement between Belmond Ltd. and H. Roeland Vos dated October 11, 2018
10.13		Form of Amended Severance Agreement between Belmond Ltd. and certain of its officers, as amended October 2018
10.14	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers
10.15	Exhibit 10.1 to the Current Report on Form 8-K filed December 14, 2018	Support Agreement dated December 13, 2018 between LVMH Moët Hennessy - Louis Vuitton SE and Belmond Holdings 1 Ltd.
21		Subsidiaries of Belmond Ltd.
23		Consent of Deloitte LLP
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file

The Company hereby agrees to furnish to the Securities and Exchange Commission at its request copies of long-term debt instruments defining the rights of holders of outstanding long-term debt that are not required to be filed herewith.

BELMOND LTD. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Description	$	$	$		$		$

Year ended December 31, 2018
Allowance for doubtful accounts	544,000	69,000	(43,000)	(2)	(31,000)	(1)	539,000
Valuation allowance on deferred tax assets	49,337,000	5,547,000	(3,933,000)	(3)	—		50,951,000

Year ended December 31, 2017
Allowance for doubtful accounts	420,000	181,000	33,000	(2)	(90,000)	(1)	544,000
Valuation allowance on deferred tax assets	70,241,000	2,215,000	(23,119,000)	(3)	—		49,337,000

Year ended December 31, 2016
Allowance for doubtful accounts	291,000	109,000	19,000	(2)	1,000	(1)	420,000
Valuation allowance on deferred tax assets	69,928,000	4,876,000	(4,563,000)	(3)	—		70,241,000

(1) Bad debts written off, net of recoveries.
(2) Foreign currency translation adjustments.
(3) This amount was charged to income tax expense, but is fully offset by the income tax benefit generated when recording the corresponding deferred tax asset.

ITEM 16.       Form 10-K Summary

None.
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 28, 2019

BELMOND LTD.

By:	/s/ Martin O’Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  February 28, 2019

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