Form 10-K/A
period 2018-12-31
Belmond Ltd.
filed 2019-04-24
CIK 1115836

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
 As of April 16, 2019, 103,308,631 class A common shares and 18,044,478 class B common shares of the registrant were outstanding.  All of the class B shares are owned by a subsidiary of the registrant (see Note 18(c) to the Financial Statements (Item 8) in Form 10-K filed February 28, 2019).

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

Belmond Ltd. (the “Registrant” or “Belmond”) is filing this Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2019 (the “Original 2018 Form 10-K”).

This Amendment is being filed because, pursuant to Rule 3-09 of SEC Regulation S-X (“Rule 3-09”), the Registrant is required to file the financial statements of Perurail S.A. (“Perurail”) and Ferrocarril Transandino S.A. (“Ferrocarril Transandino”), each a 50% Belmond-owned unconsolidated company. The financial statements for Perurail and Ferrocarril Transandino for fiscal 2018 and 2017 were prepared by their respective company’s management in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”), and have been audited by PWC - Gaveglio, Aparicio y Asociados S. Civil de R. L. pursuant to applicable standards of the United States Public Company Accounting Oversight Board (“PCAOB”).

The financial statements for Perurail for fiscal year 2016, presented in accordance with U.S. GAAP, have been audited by BDO - Pierrend, Gómez & Asociados S. Civil de R.L. pursuant to applicable standards of the PCAOB.

We are also including the unaudited financial statements for Ferrocarril Transandino for fiscal year 2016, also prepared in accordance with U.S. GAAP. Pursuant to Rule 3-09, these results are not required to be, and therefore have not been, audited in accordance with the applicable standards of the PCAOB.

The above-described financial statements of Perurail and Ferrocarril Transandino are filed herewith pursuant to this Amendment under Item 15 of Form 10-K - Exhibits and Financial Statement Schedules.

Except as described above, no other changes have been made to the Original 2018 Form 10-K Filing, and this Form 10-K/A does not amend, update or change any other items or disclosures in the Original 2018 Form 10-K Filing. This Form 10-K/A does not reflect events occurring after the date of the Original 2018 Form 10-K Filing and, other than providing the financial statements of the unconsolidated companies named above under Item 15, does not modify or update the disclosures in the Original 2018 Form 10-K Filing in any way.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

1. Financial Statements

(a) Perurail S.A.

(b) Ferrocarril Transandino S.A.

Also presented are the unaudited statements of operations and comprehensive (loss)/income, cash flows and shareholders' equity for the year ended December 31, 2016.

2. Financial Statement Schedule

Incorporated by reference to the financial statement schedule filed with the Original Filing. No additional financial statement schedule is filed with this report on Form 10-K/A.

3. Exhibits

PERURAIL S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Perurail S.A. as of December 31, 2018 and 2017, and the related statements of operations and comprehensive income, of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Perurail S.A. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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
April 24, 2019

Countersigned by:

/s/ Francisco Patiño
Francisco Patiño
Peruvian Certified Public Accountant
Register No. 01-25611

We have served as the Company’s auditor since 2017

PERURAIL S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Perurail S.A.
Lima, Peru

We have audited the balance sheets of Perurail S.A. as of December 31, 2016 and the related accompanying statements of operations, cash flows and shareholders’ equity for the year ended December 31, 2016. These financial statements are the responsibility of the Company´s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Perurail S.A. at December 31, 2016, and the results of its operations and its cash flows for the year ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Pierrend, Gómez & Asociados S. Civil de R.L.
Lima, Perú
June 21, 2017, except for the statement of cash flows and notes 1(s) and 13 which are as of April 24, 2019, and notes 2 and 7 which are as of June 26, 2018.

Countersigned by:

/s/ Liliana Córdova Mejía
Liliana Córdova Mejía
Certified Chartered Public Accountant
Register No. 01-17661

Perurail S.A.
Balance Sheets

	2018	2017
December 31,	$’000	$’000

Assets
Cash	21,371	25,551
Restricted cash	13,763	16,475
Accounts receivable, net of allowances of $1,767 and $1,791	8,631	10,947
Due from related parties	16,805	18,359
Prepaid expenses	2,806	644
Inventories	6,960	6,329

Total current assets	70,336	78,305

Property, plant and equipment, net of accumulated depreciation of $52,645 and $46,099	158,032	171,249
Intangible assets, net of accumulated amortization of $134 and $644	3,970	2,314

Total non-current assets	162,002	173,563

Total assets	232,338	251,868

Liabilities and Shareholders’ Equity
Accounts payable	3,744	11,045
Accrued liabilities	18,846	17,586
Due to related parties	2,146	4,098
Current portion of long-term debt and obligations under capital lease	18,692	23,618

Total current liabilities	43,428	56,347

Long-term debt and obligations under capital lease	118,064	129,785
Deferred income tax liability, net	2,323	3,302

Total long-term liabilities	120,387	133,087

Total liabilities	163,815	189,434

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common shares S/1.00 par value (50,000,000 shares authorized):
Issued - 50,000,000 (2017 - 50,000,000)	16,934	16,934
Legal reserve	3,252	3,252
Retained earnings	48,337	42,248

Total shareholders’ equity	68,523	62,434

Total liabilities and shareholders’ equity	232,338	251,868
 The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Operations and Comprehensive Income

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Revenue, net of discounts	163,911	157,080	146,571

Expenses:
Cost of services	(81,263)	(75,331)	(64,008)
Selling, general and administrative	(31,929)	(32,702)	(27,438)
Depreciation and amortization	(20,612)	(21,721)	(20,280)

Total operating costs and expenses	(133,804)	(129,754)	(111,726)

(Loss)/gain on insurance settlement	—	(217)	277
Gain/(loss) on disposal of property, plant and equipment	106	174	(1,191)

Earnings from operations	30,213	27,283	33,931

Interest expense, net	(8,881)	(9,364)	(9,565)
Foreign currency, net	(69)	(449)	(273)

Earnings before income tax	21,263	17,470	24,093

Provision for income taxes	(6,594)	(5,372)	(8,845)

Net earnings and comprehensive income	14,669	12,098	15,248

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2016	16,934	2,336	32,346	51,616

Dividends	—	—	(7,648)	(7,648)
Net earnings	—	—	15,248	15,248
Legal reserve	—	916	(916)	—

Balance at December 31, 2016	16,934	3,252	39,030	59,216

Dividends	—	—	(8,880)	(8,880)
Net earnings	—	—	12,098	12,098

Balance at December 31, 2017	16,934	3,252	42,248	62,434

Dividends	—	—	(8,580)	(8,580)
Net earnings	—	—	14,669	14,669

Balance at December 31, 2018	16,934	3,252	48,337	68,523

The accompanying notes are an integral part of these financial statements.

Perurail S.A.
Statements of Cash Flows

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Cash flows from operating activities:
Net earnings	14,669	12,098	15,248
Adjustment to reconcile net earnings to net cash provided by operating activities:
Depreciation	20,488	21,689	20,115
Amortization	124	32	165
Gain/(loss) on disposal of property, plant and equipment	(106)	(174)	1,191
Change in deferred tax	(979)	(2,656)	(413)

Change in assets and liabilities:
Decrease/(increase) in accounts receivable	2,316	3,328	(5,617)
(Increase)/decrease in prepaid expenses	(2,162)	899	(544)
(Increase)/decrease in inventories	(631)	680	331
Decrease in due to related parties	(1,952)	(1,597)	(1,573)
(Decrease)/increase in accounts payable	(6,730)	647	(1,725)
Increase in accrued liabilities	1,260	2,499	3,164

Total adjustments	11,628	25,347	15,094

Net cash provided by operating activities	26,297	37,445	30,342

Cash flows from investing activities:

Decrease/(increase) in due from related parties	1,554	3,349	(774)
Proceeds from sale of property, plant and equipment	633	—	—
Capital expenditures	(5,014)	(26,525)	(106,882)

Net cash used in investing activities	(2,827)	(23,176)	(107,656)

Cash flows from financing activities:
Payment of dividends	(8,580)	(8,880)	(7,648)
Payments on working capital facilities	—	(2,029)	(9,726)
Proceeds from working capital facilities	—	10,998	1,436
Principal payments under long-term debt	(21,154)	(18,458)	(41,614)
Principal payments under capital lease	(3,741)	(999)	(873)
Proceeds from long-term debt	3,113	3,432	158,034
Proceeds from capital lease	—	—	6,798

Net cash (used in)/provided by financing activities	(30,362)	(15,936)	106,407

Net (decrease) /increase in cash	(6,892)	(1,667)	29,093

Cash and restricted cash at beginning of year	42,026	43,693	14,600

Cash and restricted cash at end of year	35,134	42,026	43,693

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

Its headquarters and registered address are located at Av. Armendariz 480 office 402, District of Miraflores, Department of Lima.

The purpose of the Company is the operation of passenger and freight transport by rail, as well as ground cargo transport services.

In order to perform its corporate purpose, in August 2000, the Company entered into a contract with Ferrocarril Transandino S.A. ("Ferrocarril Transandino") an affiliate, under which the Company was granted access to and use of the tracks, locomotives, coaches, wagons, machine shops and parts of the train stations of the South and South-East Railways operated by Ferrocarril Transandino. Under this contract, various rates are established and payable for the use of locomotives, coaches and wagons based on traveled kilometers, which are settled on a monthly basis.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when a judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2018 and 2017 the Company did not record any liabilities for uncertain tax positions.

(j)    Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and improvements is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Installations	Up to 32 years
Machinery and equipment	Up to 22 years
Transport units	Up to 15 years
Improvements to locomotive and rolling stock assets under lease	Up to 30 years
Owned locomotives and rolling stock	Up to 30 years
Furniture and fixtures	Up to 10 years

(k)    Intangible assets

Software costs are recorded under assets and classified as intangibles if such costs are not part of the related hardware. Software is amortized using the straight-line method.

Amortization expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Copyrights and trademarks	30 years
Software and licenses	4 years

(l)    Impairment of long-lived assets

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

There were no impairments of long-lived assets in the years ended December 31, 2018, 2017 and 2016.

(m)    Capital leasing

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

(o)    Revenue recognition

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

(p)    Debt issuance costs

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

Credit risk with respect to trade accounts receivables is limited due to the number of companies comprising the Company’s customer base. Although the Company is directly affected by the financial condition of its customers, management does not believe significant credit risks exist at December 31, 2018. Minera Las Bambas S.A. is a major customer to the Company, and in the year ended December 31, 2018 represented 24% (2017 - 25%; 2016 - 20%) of total revenue. The Company’s second largest customer is Sociedad Minera Cerro Verde, and in the year ended December 31, 2018 represented 13% (2017 - 14%; 2016 - 15%) of total revenue.
See Note 10.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities. All of the Company's long-term debt is subject to a fixed interest rate with a weighted average interest rate of 5.42% in 2018 (2017 - 5.4%; 2016 - 5.1%).

Exchange rate risk

The Company carries out some its transactions in foreign currency, but management estimates that due to their short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

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

(s)    Accounting pronouncements adopted during the year

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The Company adopted ASU 2016-18 on a modified retrospective basis as of January 1, 2018. The adoption of this standard did not have an impact on the current period or prior period financial statements.

In November 2016, FASB issued ASU No. 2016-18 (“ASU 2016-18”), “Statement of Cash Flows (Topic 230): Restricted Cash.” ASU 2016-18 requires entities to present the aggregate changes in cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. In addition, when cash, cash equivalents, restricted cash and restricted cash equivalents are presented in more than one line item on the balance sheet, ASU 2016-18 requires a reconciliation of the totals in the statement of cash flows to the related captions on the balance sheet. The Company adopted ASU 2016-18 retrospectively as of January 1, 2018. The adoption of this standard did not have a material impact on the current period or prior period financial statements.

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

The analysis of the standard for the Company resulted that adopting this standard will not have a material impact to our financial statements and related disclosures. Under ASU 2014-09, a performance obligation is satisfied, and the related revenue recognized when control of the underlying goods or services related to the performance obligation is transferred to the customer. The Company's performance obligations associated with (i) the operation of passenger transport by rail, and (ii) freight transport by rail are satisfied over time. This is because each rail-user simultaneously receives and consumes the benefits provided by the Company as the transportation services are performed and therefore the Company recognizes revenue over time. Since there would not be a net income impact upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings would not be necessary.

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

In January 2018, the FASB issued an update that clarified the application of the new leases standard to land easements. Additionally, in July 2018, the FASB issued two updates to make targeted improvements to the new lease standard. The first update makes 16 separate narrow-scope amendments to the new leasing standard. The second update provides entities with relief from the costs of implementing certain aspects of the new leasing standard and with an additional (and optional) transition method on adoption. It also allows lessors to not separate non-lease components from the associated lease component if certain conditions are met. An entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued an update which clarified the accounting by lessors when applying the new leases standard. The update addressed the following issues lessors encounter: 1) sales taxes and other similar taxes collected from lessees 2) certain lessor costs paid directly by lessees, and 3) recognition of variable payments for contracts with lease and non lease components. In July 2017, the SEC announced that certain public business entities, for which PeruRail meets the definition, were able to defer the adoption of the new standard for one year. The Company intends to adopt the standard in the annual period beginning January 1, 2020, as permitted by the SEC, using the transition method that permits the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of this guidance in its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date of ASU No. 2016-13 is the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The Company is evaluating the potential effects on the financial statements.

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

In July 2018, the FASB issued amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Some of the amendments were effective upon issuance and others have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of those amendments that are not yet effective but it does not expect they will have a material impact on its financial statements.

In August 2018, the FASB issued two new standards to improve the effectiveness of disclosures in notes to the financial statements. The first standard removes, modifies and adds certain disclosure requirements related to fair value measurements in ASC 820 and is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2020. The second standard modifies ASC 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2021. The Company is currently assessing what impact the adoption of this guidance will have on its financial statements.

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2018	2017
December 31,	$’000	$’000

Land	1,353	1,353
Installations	41,403	38,761
Machinery and equipment	35,310	30,961
Transport units	5,257	18,670
Improvements to locomotive and rolling stock assets under lease	47,787	44,457
Owned locomotives and rolling stock	78,305	66,000
Furniture and fixtures	437	295
Works in progress	825	16,851
	210,677	217,348

Less: Accumulated depreciation	(52,645)	(46,099)

Total property, plant and equipment, net of accumulated depreciation	158,032	171,249

The major classes of assets under capital leases included above are as follows:

	2018	2017
December 31,	$’000	$’000

Locomotives and rolling stock	32,604	26,689
Less: Accumulated depreciation	(5,524)	(5,944)

Total property, plant and equipment under capital leases, net of accumulated depreciation	27,080	20,745

The depreciation charge on property, plant and equipment for the year ended December 31, 2018 was $20,488,000 (2017 - $21,689,000; 2016 - $20,115,000).

In 2018, the Company acquired assets in the amount of $8,363,000 (2017 - $16,362,000; 2016 - $73,593,000) to provide transportation services to Minera Las Bambas S.A., which include transporting copper concentrate from the Company's transfer station to the delivery port under a contract between the parties signed in June 2015. The assets acquired during 2018 related to railway sidings built at the Islay transfer station, while in 2017 the assets acquired were related to a new transfer station which was built to facilitate the transfer of loaded containers from trucks to the trains.

No property, plant and equipment impairments were recorded in the years ended December 31, 2018, 2017 and 2016.

3.    Intangible assets

Intangible assets consist of the following as of December 31, 2018 and 2017:

	Logo and trademarks	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2017	122	940	1,062
Additions	—	1,896	1,896

Balance at December 31, 2017	122	2,836	2,958

Additions	—	1,469	1,469
Disposals	(122)	(523)	(645)
Transfers	—	322	322

Balance at December 31, 2018	—	4,104	4,104

Accumulated amortization:
Balance at January 1, 2017	122	490	612
Charge for the period	—	32	32

Balance at December 31, 2017	122	522	644

Charge for the period	—	124	124
Disposals	(122)	(512)	(634)

Balance at December 31, 2018	—	134	134

Net book value:
December 31, 2016	—	450	450

December 31, 2017	—	2,314	2,314

December 31, 2018	—	3,970	3,970

Amortization expense for the year ended December 31, 2018 was $124,000 (2017 - $32,000; 2016 - $165,000).

Estimated amortization expense for each of the years ended December 31, 2019 to 2023 is $351,000. The estimated amount includes the amortization of a passenger sales and reservation system that is in the development phase (Accumulated cost of $3,595,000 at December 2018) and it is expected to be completed in 2020.

4.    Working capital facilities

In 2017, the working capital facilities were paid in full.

At December 31, 2018, the Company had approved lines of credit of approximately $20,000,000 (2017 - $19,550,000), which can be used as working capital. This includes guarantee letters issued by various financial institutions with various expiration dates, of which $18,190,000 was undrawn as at December 31, 2018 (2017 - $ 17,790,000). The remaining amount of $1,810,000 as at December 31, 2018 (2017 - $1,760,000) relates to non-executed guarantee letters issued to cover operational needs.

5.    Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2018	2017
December 31,	$’000	$’000

Deferred revenue	7,905	7,841
Remuneration and profit sharing payable	4,826	3,998
Provision for purchases and services	1,477	1,921
Advance payments received from passengers	1,734	1,204
Vacation payable	735	748
Employees’ length of service compensation	205	175
Other tax payable	285	284
Other accounts payable	1,679	1,415

	18,846	17,586

6.    Long-term debt, obligations under capital lease and fair value disclosures

(a)    Long-term debt

Long-term debt consists of the following:

	2018	2017
December 31,	$’000	$’000

Loans from banks collateralized by property, plant and equipment payable over a period of 6 to 10 years (2017 - 6 to 10 years), with a weighted average interest rate of 5.56% (2017 - 5.4%)	117,525	135,589
Obligations under capital leases (see Note 6(b))	21,677	20,620

Total long-term debt and obligations under capital leases	139,202	156,209

Less: Current portion	18,692	23,618
Less: Debt issuance costs	2,446	2,806

Non-current portion of long-term debt and obligations under capital leases	118,064	129,785

The Company is in compliance with all financial covenants in its long-term debt obligations at December 31, 2018 and 2017.

The bank loans are associated with the transportation of copper concentrate for two mining projects. Debt service is taken from the revenue generated by the transportation of the concentrate and the Lenders have security over the revenue streams and the specific assets (locomotives, wagons, containers and other infrastructure) used in those contracts. The estimated annual revenue streams amount to $57,000,000 (excluding VAT), and the carrying value of the assets as of December 31, 2018, is $69,667,000. The Lenders have no recourse to any other assets of Perurail.

During 2016, the Company entered into a non-recourse loan agreement with Banco de Crédito del Perú S.A., Scotiabank del Perú S.A.A., Banco Internacional del Perú S.A.A. and Banco Sabadell for a total of $126,956,000. This loan was obtained to fund the freight services the Company provides to the Las Bambas mining project. The loan has three tranches, and the drawdowns occurred between February and May 2016. The loan is payable in quarterly installments with a maturity date in February 2026 and each tranche bears interest at annual effective interest rates of 3.10%, 5.20% and 5.85%.

During 2016, the Company entered into a second non-recourse loan agreement with Banco de Crédito del Perú S.A. and Scotiabank del Perú S.A.A. for a total of $ 34,100,466. This loan was obtained to fund the freight services the Company provides to the Cerro Verde mining project. The loan was fully drawdown in June 2016. The loan is payable in monthly installments with a maturity date in September 2023 and bears interest at an annual effective interest rate of 6.23% per annum.

The balance of debt issuance costs related to the above outstanding long-term debt of the Company was $2,446,000 at December 31, 2018 (2017 - $2,806,000) and is amortized to interest expense over the term of the corresponding long-term debt.

Perurail guarantees the long-term debt obligations of Ferrocarril Transandino for the period of its lease with the Company as described in Note 1(a). The guarantee applies to payment defaults of amounts equal to or greater than the $1,000,000. Ferrocarril Transandino had no long-term debt outstanding as of December 31, 2018 and 2017. See Note 13.

The following is a summary of the aggregate maturities of long-term debt of the Company excluding obligations under capital leases at December 31, 2018:

Year ending December 31,	$’000

2019	14,041
2020	14,038
2021	14,845
2022	15,690
2023 and thereafter	58,911

Total long-term debt excluding obligations under capital leases	117,525

(b)    Obligations under capital leases

At December 31, 2018, the Company had five leasing contracts. The amounts of the obligations under capital leases are $3,311,000, $3,669,000, $3,318,000, $6,810,000 and $4,569,000, with two capital leases (amounting to $7,887,000 at December 31, 2017) entered into during 2018. With this addition during the year, the total amount of the obligations under capital leases as at December 31, 2018 is $21,677,000.

The following is a summary of future minimum lease payments under capital leases together with the present value of the minimum lease payments at December 31, 2018:

Year ending December 31,	$’000

2019	5,718
2020	5,869
2021	6,030
2022	4,833
2023 and thereafter	—
22,450
Minimum lease payments
Less: amount of interest contained in above payments	(773)

Present value of minimum lease payments	21,677
Less: current portion	(5,320)

16,357

The amount of interest deducted from minimum lease payments to arrive at the present value is the interest contained in each of the leases.

(c)    Fair value of financial instruments

Certain methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate fair value. The carrying amount of cash and cash equivalents, accounts receivable, working capital facilities, accounts payable and accrued liabilities approximates fair value because of the short maturity of those instruments. The fair value of debt is calculated by discounting back future interest and principal payments using a discount factor which reflects the Company’s current credit metrics. This factor is derived from a credit analysis using inputs such as profit, cash generation, and level of debt.

The estimated fair values of the Company’s debt as of December 31, 2018 and 2017 are as follows:

	December 31, 2018		December 31, 2017
	Carrying amount	Fair value	Carrying amount	Fair value
	$’000	$’000	$’000	$’000

Long-term debt, including current portion, before deduction of debt issuance costs, excluding obligations under capital leases	117,525	115,799	135,589	134,059

(d)    Non-financial assets measured at fair value on a non-recurring basis

There were no non-financial assets measured at fair value on a non-recurring basis for the years ended December 31, 2018, 2017 and 2016.

7.    Income taxes

The provision for income taxes consists of the following:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Earnings before income tax	21,263	17,470	24,093

Current income tax charge	(7,573)	(8,028)	(9,257)

Deferred income tax credit	979	2,656	412

Total	(6,594)	(5,372)	(8,845)

The reconciliations of the Peruvian income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Year ended December 31,	%	%	%

Peruvian income tax rate	29.5	29.5	28
Permanent differences	1.4	4.0	9
Change of rate	—	—	2
Other	0.1	(2.8)	(2)

Effective tax rate	31	30.7	37

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2018	2017	2016
December 31,	$’000	$’000	$’000

Provisions included in books	158	133	228
Other deferred income tax assets	467	1,326	779

Deferred income tax assets	625	1,459	1,007

Fixed assets and intangibles	(2,788)	(3,879)	(8,516)
Exchange rate related to fixed assets	(282)	(61)	1,731
Other deferred tax liabilities	122	(821)	(180)

Deferred income tax liabilities	(2,948)	(4,761)	(6,965)

Net deferred income tax liabilities	(2,323)	(3,302)	(5,958)

By means of Legislative Decree No. 1261, enacted on December 10, 2016, the Peruvian income tax law was amended to be effective as of fiscal 2017. This amendment sets forth a corporate income tax rate of 29.5%. It also sets forth an income tax rate on dividends of 5% applicable to non-domiciled legal entities and individuals effective as of fiscal 2017. Profits accumulated up to December 31, 2017 continued to be taxed at 6.8% income tax rate regardless of whether the distribution was agreed or occurs in subsequent periods.

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

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. Dividends to be distributed to shareholders other than legally resident entities are subject to an income tax of 6.8% (based on the profit in 2016) and 5.00% (on the profits for 2017 and thereafter) by the shareholders; the Company is required to withhold and settle these taxes.

 9.    Employees’ profit sharing

Pursuant to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. See Note 1(r).

10.     Revenue, net of discount

Financial information regarding the breakdown of revenues by type of product is as follows:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Passenger transport	95,538	87,648	86,004
Freight and cargo transport	65,818	66,787	57,108
Other	2,555	2,645	3,459

Revenue	163,911	157,080	146,571

11.    Commitments and contingencies

As of December 31, 2018, there were four pending labor-related legal proceedings against the Company with damages alleged in the aggregate amount of $2,228,000. The Company does not believe that these claims have any merit and expects to prevail in the proceedings.

The Company has approximately $26,071,000 of bank guarantees and letters of credit at December 31, 2018 (2017 - $28,661,000) issued by various financial institutions to third parties as security under various contractual arrangements and with a range of expiration dates from January 2019 to December 2019 with the largest single commitment being the fifteen million dollar ($15,000,000) bank guarantee provided in connection with the Las Bambas contract. See Note 4.

Rental expense for the year ended December 31, 2018 amounted to $2,627,000 (2017 - $3,733,000; 2016 - $3,006,000). The following is a summary of future minimum lease payments under operating leases at December 31, 2018:

Year ending December 31,	$’000

2019	2,092
2020	2,172
2021	2,198
2022	2,235
2023	2,270
10,967

12.    Supplemental cash flow information

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000

Cash paid during the period for:

Interest	7,116	6,026	6,116

Income taxes	8,599	9,721	5,522

The Company entered into capital leases during the year ended December 31, 2018. See Note 6(b).

During 2018, the Company acquired property, plant and equipment and intangible assets totaling $9,832,000 with $5,014,000 paid in cash. The remaining amount was acquired through capital leases.

As of December 31, 2018, there are provisions for unpaid interest which amount to $734,000, which reflects an increase in long-term debt of $734,000.

13.    Cash and restricted cash

The major balances in cash, cash equivalents and restricted cash are as follows:

	2018	2017	2016
December 31,	$’000	$’000	$’000

Cash	21,371	25,551	30,918
Trust for freight mining projects	13,763	16,475	12,775

Total cash and restricted cash	35,134	42,026	43,693

14.    Related party transactions

Accounts receivable include non-interest bearing loans extended to the Company’s shareholders. The amount due from shareholders to the Company at December 31, 2018 was $7,113 (2017 - $2,643).

Accounts receivable from Ferrocarril Transandino, an affiliate, for working capital requirements at December 31, 2018 were $16,805,000 (2017 - $18,359,000). These receivables fluctuate as the Company utilizes the railway, locomotives and rolling stock, and stations and yards of Ferrocarril Transandino.

The amount due to Ferrocarril Transandino at December 31, 2018 was $407,000 (2017 - $279,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts are short-term and accrue no interest. In 2018, the Company received services from Ferrocarril Transandino in the amount of $29,261,000 (2017 - $26,593,000; 2016 - $26,181,000), including a value added tax of 18% (2017 and 2016 - 18%).

The amount due to Belmond Peru S.A. for expense reimbursements at December 31, 2018 was $Nil (2017 - $6,000).

The amount due to Belmond Peru Management S.A. at December 31, 2018 was $1,088,000 (2017 - $3,675,000) relating to the invoice of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Ltd. at December 31, 2018 was $214,000 (2017 - $Nil) relating to the invoice of licence fees and marketing expenses.

The amount due to Peru Experiences Belmond S.A. at December 31, 2018 was $52,000 (2017 - $14,000) relating to the invoice of working capital facilities.

The amount due to Peru Belmond Hotels S.A. at December 31, 2018 was $385,000 (2017 - $256,000) relating to the invoice of on-board catering services, which accrues no interest.

On April 19, 2016, the Company completed the purchase of carriages to be used as the Belmond Andean Explorer service from Belmond Ltd., which were formerly operated as the Great South Pacific Express in Queensland, Australia. The amount paid for this equipment was $2,362,000.

15.    Subsequent events

On April 17, 2019, LVMH Möet Hennessy - Louis Vuitton SE ("LVMH") completed its acquisition of Belmond Ltd., a 50% shareholder in the Company, pursuant to the terms of an Agreement and Plan of Merger, dated December 13, 2018, by and among Belmond Ltd., LVMH, Palladio Overseas Holding Limited, and Fenice Ltd. Pursuant to the Agreement and Plan of Merger, Fenice Ltd. was merged with and into Belmond Ltd., with Belmond Ltd. surviving the merger as a subsidiary of Palladio Overseas Holding Limited and an indirect subsidiary of LVMH.

The Technical Secretary of “Instituto Nacional de Defensa de la Competencia y de la Protección de la Propiedad Intelectual” (INDECOPI) in Cusco initiated an ex officio proceeding against the Company for the alleged infringement of articles 19 and 25 of the Consumer Defense Code, as a result of the train collision that took place on July 31, 2018, in which one of the Company’s trains was involved. On September 24, 2018, the Company submitted its answer to the infringement notification. On October 3, 2018, INCARAIL S.A. submitted a writ refuting the arguments and evidence filed by the Company.

On March 22, 2019, the Company was served with a decision issued by the Commission of the INDECOPI’ Regional Office of Cusco (First Administrative Instance) pursuant to which INDECOPI imposed a fine of 450 UIT (S/1,890,000, US$573,000, Ex Rate S/3.3=US$1) per infringement of article 25 of the Consumer Defense Code. On April 12, 2019, the Company appealed this decision to the Regional Office of Cusco (Second Administrative Instance). The Company expects it is probable that it will need to pay the fine since it believes that the decision of INDECOPI' will be upheld upon appeal and the fine imposed; however, the Company would have the right to appeal to the Judicial Court of the First Instance in Lima.

FERROCARRIL TRANSANDINO S.A.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Ferrocarril Transandino S.A.
Lima, Peru

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Ferrocarril Transandino S.A. as of December 31, 2018 and 2017, and the related statements of operations and comprehensive income/(loss), of changes in shareholders’ equity and of cash flows for each of the two years in the period ended December 31, 2018, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of Ferrocarril Transandino S.A. as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America.

The accompanying statements of operations and comprehensive income/(loss), of changes in shareholders’ equity and cash flows of Ferrocarril Transandino S.A. for the year ended December 31, 2016 are presented for purposes of complying with Rule 3-09 of SEC Regulation S-X; however, Rule 3-09 does not require the 2016 financial statements to be audited and they are therefore not covered by this report.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the U.S. Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ Gaveglio, Aparicio y Asociados S. Civil de R. L.
Lima, Peru
April 24, 2019

Countersigned by:

/s/ Francisco Patiño
Francisco Patiño
Peruvian Certified Public Accountant
Register No. 01-25611

We have served as the Company’s auditor since 2017

Ferrocarril Transandino S.A.
Balance Sheets

	2018	2017
December 31,	$’000	$’000

Assets
Cash	821	997
Restricted cash	11,629	9,921
Accounts receivable, net of allowances of $Nil and $Nil	841	772
Due from related parties	407	279
Inventories	5,953	4,474
Prepaid expenses and other	159	2,706

Total current assets	19,810	19,149

Property, plant and equipment, net of accumulated depreciation of $360 and $1,224	857	443
Deferred costs, net of accumulated amortization of $21,974 and $27,134 and impairment loss of $58,331	32,586	27,604
Intangible assets, net of accumulated amortization of $422 and $835	4	92
Deferred income tax asset, net	2,756	4,354

Total non-current assets	36,203	32,493

Total assets	56,013	51,642

Liabilities and Shareholders’ Equity
Accounts payable	1,106	1,658
Accrued liabilities	19,528	20,025
Due to related parties	16,855	18,444

Total current liabilities	37,489	40,127

Deferred revenue	7,101	7,544

Total long-term liabilities	7,101	7,544

Total liabilities	44,590	47,671

Commitments and contingencies (Note 10)

Shareholders’ equity:
Common shares S/1.00 par value (25,000,000 shares authorized):
Issued - 25,000,000 (2017 - 25,000,000)	7,857	7,857
Legal reserve	546	546
Retained earnings/(deficit)	3,020	(4,432)

Total shareholders’ equity	11,423	3,971

Total liabilities and shareholders’ equity	56,013	51,642
 The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Statements of Operations and Comprehensive Income/(Loss)

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000
			(unaudited)

Revenue, net of discounts	34,513	31,064	26,125

Expenses:
Cost of services	(16,290)	(13,174)	(11,271)
Selling, general and administrative	(4,588)	(6,281)	(4,010)
Depreciation and amortization	(2,233)	(3,738)	(4,798)
Impairment of assets	—	(58,531)	—

Total operating costs and expenses	(23,111)	(81,724)	(20,079)

Earnings/(losses) from operations	11,402	(50,660)	6,046

Interest expense, net	(310)	(204)	(361)
Foreign currency, net	117	(100)	(78)

Earnings/(losses) before income tax	11,209	(50,964)	5,607

(Provision for)/benefit from income taxes	(3,757)	13,437	(1,014)

Net earnings/(losses) and comprehensive income/(losses)	7,452	(37,527)	4,593

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Statements of Shareholders’ Equity

	Common shares at par value	Legal reserve	Retained earnings/(deficit)	Total shareholders' equity
	$’000	$’000	$’000	$’000

Balance at January 1, 2016 (unaudited)	7,857	546	28,502	36,905

Net earnings (unaudited)	—	—	4,593	4,593

Balance at December 31, 2016 (unaudited)	7,857	546	33,095	41,498

Net losses	—	—	(37,527)	(37,527)

Balance at December 31, 2017	7,857	546	(4,432)	3,971

Net earnings	—	—	7,452	7,452

Balance at December 31, 2018	7,857	546	3,020	11,423

The accompanying notes are an integral part of these financial statements.

Ferrocarril Transandino S.A.
Statements of Cash Flows

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000
			(unaudited)

Cash flows from operating activities:
Net earnings/(losses)	7,452	(37,527)	4,593
Adjustment to reconcile net earnings/(losses) to net cash provided by operating activities:
Depreciation	115	34	23
Amortization	2,118	3,704	4,775
Impairment of assets	—	58,531	—
Change in deferred tax	1,598	(16,835)	(1,474)

Change in assets and liabilities:
(Increase)/decrease in accounts receivable	(69)	562	(1,104)
Decrease in prepaid expenses and other	2,547	926	2,039
(Increase)/decrease in inventories	(1,479)	(664)	49
(Decrease)/increase in accounts payable	(552)	403	(1,927)
(Decrease)/increase in due from related parties	(128)	17	(78)
(Decrease)/increase in accrued liabilities	(496)	6,481	8,237
Decrease in deferred revenue	(443)	(442)	(2,248)

Total adjustments	3,211	52,717	8,292

Net cash provided by operating activities	10,663	15,190	12,885

Cash flows from investing activities:

Capital expenditures	(7,542)	(6,984)	(6,603)

Net cash used in investing activities	(7,542)	(6,984)	(6,603)

Cash flows from financing activities:
Payments on working capital facilities	—	(2,125)	(6,496)
(Decrease)/increase in due from related parties	(1,589)	(3,361)	747

Net cash used in financing activities	(1,589)	(5,486)	(5,749)

Net increase in cash and restricted cash	1,532	2,720	533

Cash and restricted cash at beginning of year	10,918	8,198	7,665

Cash and restricted cash at end of year	12,450	10,918	8,198

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

Its headquarters and registered address are located at Av. Armendariz 480 office 402, District of Miraflores, Department of Lima.

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

In September 1999, the Company was awarded the South and South-East Railways operation pursuant to a public bidding process through the Ministry of Transport and Communications ("MTC") in Peru. The concession under the Concession Contract entered into between the Company and MTC in 1999 (the "Concession Contract") had an initial term of 30 years with an option to apply for six 5-year extensions. In 2003, the MTC granted the Company the initial five-year extension. The MTC has denied the Company's second, third and fourth requests for extensions in 2009, 2017 and 2018, respectively. As a result, since December 2017, the Company can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 16 years are remaining as of December 31, 2018. The life of the concession is now expected to expire in September 2034. Based on the shorter time period over which to recover the carrying value an impairment charge of US$58,531,000 was recorded in the year ended December 31, 2017. See Note 3.

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

(h)    Inventories

Inventories include supplies for minor maintenance of railway track. Inventories are valued at the lower of cost or net realizable value under the weighted average method.

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

Income tax positions must meet a more-likely-than-not threshold to be recognized in the financial statements. Management recognizes tax liabilities in accordance with ASC 740 guidance applicable to uncertain tax positions, and adjusts these liabilities when a judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company’s current estimate of the tax liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which the actual tax liabilities are determined or the statute of limitations has expired. The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the statements of operations. Liabilities for uncertain tax benefits are included in the balance sheets and classified as current or non-current liabilities depending on the expected timing of payment. At December 31, 2018 and 2017 the Company did not record any liabilities for uncertain tax positions.

(j)    Property, plant and equipment

Property, plant and equipment is stated at cost less accumulated depreciation. The cost of significant renewals and improvements is capitalized and depreciated, while expenditures for normal maintenance and repairs are expensed as incurred.

Depreciation expense is computed using the straight-line method over the following estimated useful lives:

Description	Useful lives

Installations	10 to 35 years
Machinery and equipment	Up to 10 years
Transport units	Up to 10 years
Owned locomotives and rolling stock	Up to 10 years
Furniture and fixtures and computer equipment	Up to 5 years

Land is not depreciated.

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

The Concession Contract had an initial term of 30 years with an option to apply for six 5-year extensions. In 2003, the MTC granted the Company the initial five-year extension. The MTC has denied the Company's second, third and fourth, requests for extensions in 2009, 2017 and 2018, respectively. As a result, the Company can no longer conclude that the remaining three extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 16 years are remaining as of December 31, 2018. The life of the concession is now expected to expire in September 2034.

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

An impairment charge of $58,531,000 was recorded in the year ended December 31, 2017. See Note 3.

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

Income from use of railway

The income from the use of the railway is recognized at the time an operator using the track makes effective use of the railway network based on the kilometers traveled; the rate charged per kilometer traveled is subject to the annual automatic adjustment mechanism as set forth in the Concession Contract.

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

The Company has generated valid credits against the main consideration and will apply the remaining balance of the credit ($2,512,000) to the calculated amounts during 2018. Under the Concession Contract, the Company is not entitled to generate additional credits.

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

Liquidity risk

Liquidity risk is the risk that cash may not be available to pay obligations at their maturity at a fair value. The Company mitigates liquidity risk through its procedures to monitor and manage asset and liability maturity dates, and  using its available lines of credit. According to the projected cash flow and under current conditions, the Company expects to pay in full the liability with its related affiliate, Perurail S.A. ("Perurail") (see Note 13), each year.

Credit risk

The Company’s financial assets that are potentially exposed to concentration of credit risk are mainly trade accounts receivable, accounts receivable from related parties and from shareholders, and various accounts receivable.

Interest rate risk

The Company´s exposure to this risk arises from changes in the interest rates in its financial assets and liabilities.

Exchange rate risk

The Company carries out some of its transactions in foreign currency, but management estimates that due to their short-term nature, any fluctuation will not materially adversely affect the results of the Company’s operations.

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

(s)    Accounting pronouncements adopted during the year

In October 2016, the FASB issued new guidance which is intended to simplify the tax consequences of certain types of intra-entity asset transfers. The Company adopted ASU 2016-18 on a modified retrospective basis as of January 1, 2018. The adoption of this standard did not have an impact on the current period or prior period financial statements.

In November 2016, the FASB issued new guidance which clarifies the classification and presentation of restricted cash in the statement of cash flows, including disclosing the nature of restricted cash and restricted cash equivalent balances. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods therein, with early adoption permitted. Belmond adopted the new guidance on January 1, 2018, using a retrospective transition method to each period presented. As a result of adopting this guidance the Company has included in its cash and cash equivalents balances in the statement of cash flows those amounts that are deemed to be restricted cash. In addition, as cash, cash equivalents and restricted cash are presented in more than one line item on the balance sheet, Belmond has, for each period that a statement of financial position is presented, provided a reconciliation of the totals in the statement of cash flows to the related captions in the statement of financial position together with disclosure on the nature of restricted cash balances (see Note 12).

(t)    Accounting pronouncements to be adopted

In May 2014, the FASB issued new guidance which is intended to improve the comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets. The guidance supersedes existing revenue recognition guidance and requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities will have the option of using either a full retrospective approach or a modified approach to adopt the new guidance. In March 2016, the FASB issued additional guidance which amends the principal-versus-agent implementation guidance and illustrations in the original accounting pronouncement. In May 2016, the FASB issued an update that clarified guidance in certain narrow aspects of the topic. The guidance was originally effective for annual and interim periods beginning after December 15, 2016, however in July 2015 the FASB confirmed that the effective date would be deferred by one year, to annual reporting periods (including interim reporting periods within those periods) beginning after December 15, 2017. Early adoption was permitted as of the original effective date in ASU 2014-09 (i.e., annual reporting periods beginning after December 15, 2016, including interim reporting periods within the annual periods). In July 2017, the SEC announced that certain public business entities, which under the announcement would include a company such as Ferrocarril Transandino, were able to defer the adoption of the new standard for one year. The Company intends to adopt the standard in the annual period beginning January 1, 2019 under the modified retrospective approach with a cumulative effect recognized in equity and no prior period restatement.

The Company does not expect the adoption of this standard will have a material impact to its financial statements. Under ASU 2014-09, a performance obligation is satisfied, and the related revenue recognized, when control of the underlying goods or services related to the performance obligation is transferred to the customer. We have concluded that there is one performance obligation associated with the operation of the railway network and related infrastructure in proper condition and in compliance with required safety standards. Each customer simultaneously receives and benefits from the railway services provided by the Company as they are performed. The revenue will therefore be recognized over time as the performance obligation is satisfied. This is in line with how revenue is currently recognized. No cumulative effect adjustment to retained earnings is expected upon adoption of the standard.

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

In January 2018, the FASB issued an update that clarified the application of the new leases standard to land easements. Additionally, in July 2018, the FASB issued two updates to make targeted improvements to the new lease standard. The first update makes 16 separate narrow-scope amendments to the new leases standard. The second update provides entities with relief from the costs of implementing certain aspects of the new leasing standard and with an additional (and optional) transition method on adoption. It also allows lessors not to separate non-lease components from the associated lease component if certain conditions are met. An entity initially applies the new leases standard at the adoption date and recognizes a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. In December 2018, the FASB issued an update which clarified the accounting by lessors when applying the new leases standard. The update addressed the following issues lessors encounter: 1) sales taxes and other similar taxes collected from lessees 2) certain lessor costs paid directly by lessees, and 3) recognition of variable payments for contracts with lease and non lease components. In July 2017, the SEC announced that certain public business entities, for which Ferrocarril Transandino meets the definition, were able to defer the adoption of the new standard for one year. The Company intends to adopt the standard in the annual period beginning January 1, 2020, as permitted by the SEC, using the transition method that permits the recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the impact of the adoption of this guidance in its financial statements.

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), “Financial Instruments - Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments”. ASU 2016-13 revises the measurement of credit losses for financial assets measured at amortized cost from an incurred loss methodology to an expected loss methodology. ASU 2016-13 affects trade receivables, debt securities, net investment in leases, and most other financial assets that represent a right to receive cash. Additional disclosures about significant estimates and credit quality are also required. In November 2018, the FASB issued ASU No. 2018-19, “Codification Improvements to Topic 326, Financial Instruments - Credit Losses”. This ASU clarifies that receivables from operating leases are accounted for using the lease guidance and not as financial instruments. The effective date is the first quarter of fiscal year 2021, with early adoption permitted beginning in fiscal year 2020. The Company is evaluating the potential effects on its financial statements.

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

In July 2018, the FASB issued amendments to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. Some of the amendments were effective upon issuance and others have transition guidance with effective dates for annual periods beginning after December 15, 2018. The Company is currently evaluating the potential impact of those amendments that are not yet effective but it does not expect they will have a material impact on its financial statements.

In August 2018, the FASB issued two new standards to improve the effectiveness of disclosures in notes to the financial statements. The first standard removes, modifies and adds certain disclosure requirements related to fair value measurements in ASC 820 and is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2020. The second standard modifies ASC 715-20 to improve disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and is effective for fiscal years beginning after December 15, 2020, including interim periods therein, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2021. The Company is currently assessing what impact the adoption of this guidance will have on its financial statements.

In May 2017, the FASB issued new guidance on service concession arrangements. The guidance is effective on the same date the new revenue guidance is adopted, with early adoption permitted. The Company intends to adopt the standard in the annual period beginning January 1, 2019. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements.

2.    Property, plant and equipment

The major classes of property, plant and equipment are as follows:

	2018	2017
December 31,	$’000	$’000

Installations	275	—
Machinery and equipment	939	879
Transport units	—	717
Furniture and fixtures	3	71
	1,217	1,667

Less: Accumulated depreciation	(360)	(1,224)

Total property, plant and equipment, net of accumulated depreciation	857	443

The depreciation charge on property, plant and equipment for the year ended December 31, 2018 was $115,000 (2017 - $34,000; 2016 - $23,000).

In 2018, the Company acquired assets in the amount of $666,000 (2017 - $230,000; 2016 - $17,000). Also during 2018, assets in the amount of $126,000 (net of depreciation) were reclassified from property, plant and equipment to deferred costs.

No property, plant and equipment impairments were recorded in the years ended December 31, 2018, 2017 and 2016.

3.    Deferred costs

Deferred costs consist of the following as of December 31, 2018 and 2017:

	Carrying amount	Accumulated amortization	Net book value
	$’000	$’000	$’000

Balance at January 1, 2017 (unaudited)	106,011	(23,447)	82,564

Additions	7,258	(3,687)	3,571
Impairment	(58,531)	—	(58,531)

Balance at December 31, 2017	54,738	(27,134)	27,604

Additions	6,876	(2,111)	4,765
Disposals	(7,579)	7,579	—
Reclassifications	525	(308)	217

Balance at December 31, 2018	54,560	(21,974)	32,586

Amortization expense for the year ended December 31, 2018 was $2,111,000 (2017 - $3,687,000; 2016 - $4,761,000).

The Company invests in and develops rail tracks, stations and other rail services where it has been granted rights to perform such services. The Company defers construction costs related to the investment in infrastructure to the extent that these costs meet the definition of an asset and are probable of recovery through the operation of the infrastructure.

Additions for the year ended December 31, 2018 were $6,876,000 (2017 - $7,258,000; 2016 - $8,014,000). These deferred costs are amortized over the estimated useful life of the concession.

During the year ended December 31, 2017, the Company considered whether the change in the useful life of the concession, described below, indicated that the carrying amount of the related deferred costs may not be recoverable.

The Concession Contract had an initial term of 30 years with an option to apply for six 5-year extensions. In 2003, the MTC granted the Company the initial five-year extension. The MTC has denied the Company’s second, third and fourth requests for extensions in 2009, 2017 and 2018, respectively. As a result, the Company can no longer conclude that the remaining two extensions are probable and has therefore reduced its expectation of the total expected life of the concession to the contracted term of 35 years of which 16 years are remaining as of December 31, 2018. The life of the concession is now expected to expire in September 2034.

No deferred costs impairments were recorded in the years ended December 31, 2018 and 2016. However, in the year ended December 31, 2017, based on the shorter time period over which to recover the carrying value of the asset, Ferrocarril Transandino concluded that an impairment trigger existed and an impairment test was required in 2017. The carrying value of assets was written down to management’s best estimate of the fair value based on internally developed discounted cash flow analysis. As a result, an impairment charge of $58,531,000 was recorded in the year ended December 31, 2017, included within impairment of assets in the statements of operations and comprehensive income/loss.

4.    Intangible assets

Intangible assets consist of the following as of December 31, 2018 and 2017:

	Concessions	Software and licenses	Total
	$’000	$’000	$’000

Carrying amount:
Balance at January 1, 2017 (unaudited)	228	699	927
Additions	—	—	—

Balance at December 31, 2017	228	699	927

Disposals	—	(289)	(289)
Reclassifications	(228)	16	(212)

Balance at December 31, 2018	—	426	426

Accumulated amortization:
Balance at January 1, 2017 (unaudited)	131	687	818
Charge for the period	8	9	17

Balance at December 31, 2017	139	696	835

Charge for the period	—	7	7
Disposals	—	(289)	(289)
Reclassifications	(139)	8	(131)

Balance at December 31, 2018	—	422	422

Net book value:
December 31, 2017	89	3	92

December 31, 2018	—	4	4

Amortization expense for the year ended December 31, 2018 was $7,000 (2017 - $17,000; 2016 - $14,000).

Estimated amortization expense for the year ended December 31, 2019 is $4,000.

5.    Working capital facilities

In 2017, the working capital facilities were paid in full.

At December 31, 2018, the Company had approved lines of credit of approximately $6,210,000 (2017 - $5,150,000), which can be used as working capital. This includes guarantee letters issued by various financial institutions with various expiration dates, of which $6,130,000 was undrawn as at December 31, 2018 (2017 - $ 5,070,000). The remaining amount of $80,000 as at December 31, 2018 (2017 - $80,000), relates to non-executed guarantee letters issued to cover operational needs.

6.    Accrued liabilities

A breakdown of accrued liabilities and deferred revenue is as follows:

	2018	2017
December 31,	$’000	$’000

Concession fee to the State (see Note 1(p))	9,983	9,018
Accrual for tax contingencies	3,845	3,497
Current tax payable	2,842	1,968
Remuneration and profit sharing payable	700	732
Other tax payable	606	101
Provision for purchases and services	517	731
Deferred revenue	443	2,955
Vacation payable	96	110
Employees’ length of service compensation	28	24
Other accounts payable	468	889

	19,528	20,025

7.    Income taxes

The provision for income taxes consists of the following:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000
			(unaudited)
(Losses)/earnings before income tax	11,209	(50,964)	5,607

Current income tax charge	(2,159)	(3,398)	(2,488)

Deferred income tax credit/(charge)	(1,598)	16,835	1,474

Total	(3,757)	13,437	(1,014)

The reconciliations of the Peruvian income tax rate to the Company’s effective income tax rate for the three years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Year ended December 31,	%	%	%
			(unaudited)
Peruvian income tax rate	29.5	29.5	28
Permanent differences	1.1	—	6
Change of rate	—	—	(2)
Other	2.9	(3.5)	(14)

Effective tax rate	33.5	26.0	18

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The following represents the Company’s net deferred tax liabilities:

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000
			(unaudited)
Provisions included in books	(130)	106	36
Other deferred income tax assets	(97)	—	858

Deferred income tax assets	(227)	106	894

Fixed assets and intangibles	(3,183)	(4,538)	11,524
Other deferred tax liabilities	654	78	63

Deferred income tax liabilities	(2,529)	(4,460)	11,587

Net deferred income tax (assets)/liabilities	(2,756)	(4,354)	12,481

By means of Legislative Decree No. 1261, enacted on December 10, 2016, the Peruvian income tax law was amended to be effective as of fiscal 2017. This amendment sets forth a corporate income tax rate of 29.5%. It also sets forth an income tax rate on dividends of 5% applicable to non-domiciled legal entities and individuals effective as of fiscal 2017. Profits accumulated up to December 31, 2017 continued to be taxed at 6.8% income tax rate regardless of whether the distribution was agreed or occurs in subsequent periods.

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

(c)    Retained earnings

Retained earnings may be capitalized or distributed as dividends by resolution of the shareholders. The Company´s distributable profits are limited to the amount of retained earnings available under local statutory provisions. Dividends to be distributed to shareholders other than legally resident entities are subject to an income tax of 6.8% (based on the profit in 2016) and 5.00% (on the profits for 2017 and thereafter) by the shareholders; the Company is required to withhold and settle these taxes.

 9.    Employees’ profit sharing

Pursuant to Peruvian law, employees have a share of 5% of the Company profits before income tax. Employees’ profit sharing is computed on the taxable net income balance of the year subject to tax, as assessed for local purposes. See Note 1(r).

10.    Commitments and contingencies

As of December 31, 2018, the Company had administrative proceedings pending with various local governments with an aggregate claimed exposure of approximately $2,500,000. The Company does not believe that these claims have merit and expects to prevail in the proceedings.

In 2018, the Company issued a $11,585,738 third party bank guarantee in favor of MTC to guarantee the compliance of the Concession Contract (2017: $9,899,000).

11.    Supplemental cash flow information

	2018	2017	2016
Year ended December 31,	$’000	$’000	$’000
			(unaudited)
Cash paid during the period for:

Interest	—	—	192

Income taxes	1,156	140	165

To reflect the actual cash paid for capital expenditure to acquire deferred costs and property, plant and equipment, increases in accounts payable for capital expenditure are non-cash and excluded from capital expenditure, while decreases are cash payments and included. The changes in accounts payable were a decrease of $Nil and $504,000 for the years ended December 31, 2018 and 2017, respectively.

12.    Cash and restricted cash

The major balances in cash, cash equivalents and restricted cash are as follows:

	2018	2017
December 31,	$’000	$’000

Cash	821	997
Guarantee for concession fees	11,629	9,921

Total cash and restricted cash	12,450	10,918

13.    Related party transactions

Accounts receivable to Perurail at December 31, 2018 was $407,000 (2017 - $279,000) and relates to the invoicing for the access and use of the railway, locomotives and rolling stock, stations and yards, and loans. These accounts accrue no interest. In 2018, the Company provided services to Perurail in the amount of $29,261,000 (2017 - $26,593,000; 2016 - $26,181,000), including a value added tax of 18% (2017 and 2016 - 18%).

The amount due to Perurail for working capital requirements at December 31, 2018 was $16,805,000 (2017 - $18,359,000). These accounts fluctuate as the Company provides services by the railway, locomotives and rolling stock, and stations and yards.

The amount due to Belmond Peru Management S.A. at December 31, 2018 was $42,000 (2017 - $76,000) relating to the invoicing of management fees and expense reimbursements established in the current management agreement.

The amount due to Belmond Hotels UK Ltd. at December 31, 2018 was $8,000 (2017 - $8,000) relating to external expenses reimbursements.

The amount due to Belmond Peru S.A. at December 31, 2018 was $Nil (2017 - $1,000) relating to expense reimbursements established in the current management agreement.

14.    Subsequent events

On April 17, 2019, LVMH Möet Hennessy - Louis Vuitton SE ("LVMH") completed its acquisition of Belmond Ltd., a 50% shareholder in the Company, pursuant to the terms of an Agreement and Plan of Merger, dated December 13, 2018, by and among Belmond Ltd., LVMH, Palladio Overseas Holding Limited, and Fenice Ltd. Pursuant to the Agreement and Plan of Merger, Fenice Ltd. was merged with and into Belmond Ltd., with Belmond Ltd. surviving the merger as a subsidiary of Palladio Overseas Holding Limited and an indirect subsidiary of LVMH.

EXHIBIT INDEX

Exhibit No.	Incorporated by Reference to	Description

2.1	Exhibit 2.1 to the Current Report on Form 8-K filed December 14, 2018	Agreement and Plan of Merger dated December 13, 2018 among Belmond Ltd., LVMH Moët Hennessy-Louis Vuitton SE, Palladio Overseas Holding Limited and Fenice Ltd.
3.1	Exhibit 3.1 to the Current Report on Form 8-K filed July 2, 2014	Memorandum of Association and Certificate of Incorporation of Belmond Ltd.
3.2	Exhibit 3.2 to the Current Report on Form 8-K filed June 21, 2007	Bye-Laws of Belmond Ltd.
3.3	Exhibit 1 to Amendment No. 1 to the Registration Statement on Form 8-A filed April 23, 2007	Rights Agreement dated June 1, 2000, and amended and restated April 12, 2007, between Orient-Express Hotels Ltd. and Computershare Trust Company N.A., as Rights Agent
3.4	Exhibit 4.2 to the Current Report on Form 8-K filed December 10, 2007	Amendment No. 1 dated December 10, 2007 to Amended and Restated Rights Agreement
3.5	Exhibit 4.3 to the Current Report on Form 8-K filed May 27, 2010	Amendment No. 2 dated May 27, 2010 to Amended and Restated Rights Agreement
3.6	Exhibit 4.1 to the Current Report on Form 8-K filed December 14, 2018	Amendment No. 3 dated December 13, 2018 to Amended and Restated Rights Agreement
4.1	Exhibit 10.1 to the Current Report on Form 8-K filed March 27, 2014	Credit Agreement dated March 21, 2014 among Orient-Express Hotels Ltd., Belmond Interfin Ltd, Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.2	Exhibit 10.1 to the Current Report on Form 8-K filed June 8, 2015	First Amendment to Credit Agreement dated June 2, 2015 among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, JPMorgan Chase Bank, N.A., and Credit Agricole Corporate and Investment Bank
4.3	Exhibit 10.1 to the Current Report on Form 8-K dated July 6, 2017
Amended and Restated Credit Agreement dated July 3, 2017, among Belmond Ltd., Belmond Interfin Ltd., Barclays Bank PLC, Credit Agricole Corporate and Investment Bank, HSBC Bank USA, National Association, Fifth Third Bank and JP Morgan Chase Bank, N.A.

10.1	Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K")	Orient-Express Hotels Ltd. 2004 Stock Option Plan, as amended
10.2	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008	Orient-Express Hotels Ltd. 2007 Performance Share Plan, as amended
10.3	Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2009	Orient-Express Hotels Ltd. 2007 Stock Appreciation Rights Plan, as amended
10.4	Exhibit 10.5 to the 2012 Form 10-K	Orient-Express Hotels Ltd. 2009 Share Award and Incentive Plan, as amended
10.5	Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2004 (the "2004 Form 10-K")	Amended and Restated Agreement Regarding Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood, Hotel Cipriani S.r.l. and Orient-Express Hotels Ltd.
10.6	Exhibit 10.4 to the 2004 Form 10-K	Amended and Restated Right of First Refusal and Option Agreement Regarding Indirectly Held Hotel Cipriani Interests dated February 8, 2005 between James B. Sherwood and Orient-Express Hotels Ltd.
10.7	Exhibit 10.1 to the Current Report on Form 8-K filed July 10, 2018	Transaction Agreement dated July 6, 2018 between Belmond Ltd. and James B. Sherwood
10.8	Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (the "September 30, 2015 Form 10-Q)	Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated September 20, 2015
10.9	Exhibit 10.3 to the September 30, 2015 Form 10-Q	Letter Agreement between Belmond (UK) Ltd and H. Roeland Vos dated September 20, 2015
10.10		Restated and Amended Employment Agreement between Belmond (UK) Limited and H. Roeland Vos dated October 11, 2018 *
10.11	Exhibit 10.11 to the 2012 Form 10-K	Form of Severance Agreement between Belmond Ltd. and certain of its officers, as amended

Exhibit No.	Incorporated by Reference to	Description
10.12		Amendment to Severance Agreement between Belmond Ltd. and H. Roeland Vos dated October 11, 2018 *
10.13		Form of Amended Severance Agreement between Belmond Ltd. and certain of its officers, as amended October 2018 *
10.14	Exhibit 10.12 to the 2012 Form 10-K	Form of Indemnification Agreement between Belmond Ltd. and its non-executive directors and certain of its officers
10.15	Exhibit 10.1 to the Current Report on Form 8-K filed December 14, 2018	Support Agreement dated December 13, 2018 between LVMH Moët Hennessy - Louis Vuitton SE and Belmond Holdings 1 Ltd.
21		Subsidiaries of Belmond Ltd. *
23		Consent of Deloitte LLP *
23.1		Consent of Pierrend, Gómez & Asociados S. Civil de R.L.
23.2		Consent of Gaveglio, Aparicio y Asociados S. Civil de R. L.
23.3		Consent of Gaveglio, Aparicio y Asociados S. Civil de R. L.
31		Rule 13a-14(a)/15d-14(a) Certifications
32		Section 1350 Certification
99.1	Exhibit 99.1 to the Current Report on Form 8-K dated June 1, 2010	Judgment of Bermuda Supreme Court dated June 1, 2010 in D.E. Shaw Oculus Portfolios LLC et al. vs. Orient-Express Hotels Ltd. et al.
101		Interactive data file *

* Previously filed as exhibits to the Annual Report on Form 10-K for the year ended December 31, 2018.

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

Dated:  April 24, 2019

BELMOND LTD.

By:	/s/ Martin O'Grady
Martin O’Grady
Executive Vice President, Chief Financial Officer